Form 10QSB
period 1997-09-30
VOICENET INC
filed 1997-11-20
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, l997

Commission file number   333-12979


                                 VOICENET, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

        Delaware                                                  13-3896031
(State or other jurisdiction                                    (IRS Employer
  of incorporation or organization)                          Identification No.)

              Suite 1511, 380 Lexington Avenue, New York, NY 10138
                    (Address of principal executive offices)

                                 (212) 399-6682
                           (Issuer's telephone number)


________________________________________________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,250,750.

                         PART I - Financial Information


Item 1. Financial Statements.

        See pages FS-1 to FS-6 attached.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

     The Company was formed in April 1996. The Company was organized for the purpose of acquiring and marketing speech recognition technologies and systems (the "Speech Technologies") developed by Southern Group Limited ("Southern"), an Australian publicly traded company listed on the Australian Stock Exchange, which is the Company's majority shareholder. The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. Since its inception in April 1996, the Company has devoted substantially all of its efforts and resources to raising capital through an initial public offering of its common stock. During the quarter ended September 30, 1997, the Company generated an accumulated deficit of $828 and has a total accumulated deficit of $4,259.

     Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

     The Company had no revenues from continuing operations in the year ending December 31, or the quarter ending September 30, 1997. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, priniting, marketing and travel expenditures incurred in pursuing its capital raising activities, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to commence in 1998, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

     The Company's ability to achieve sales and increase its levels of revenue will depend upon its ability to secure capital financing and to sell the Company's products. The Company's ability to generate significant revenue and become profitable is dependent in large part on its commercializing the Company's lead product, the CourtScript system for digital recording of courts. There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING SEPTEMBER 30, l997; COMPARED WITH SEPTEMBER 30, l996.

     Net losses increased from $ 256 for the three months ending September 30, l996 to $ 828 for the three months ending September 30, l997. The Company had no revenue or operating income for the quarters ended September 30, l996 and September 30, l997 from continuing operations. The Company has interest income of $1 for the three months ended September 30, 1997 and $120 in the comparable prior period. Total general, administrative and development expenses were $3,552 for l997 in comparison to $553 for 1996, an increase of 643%. The increase in these costs from l996 to l997 was in most expense categories. No salaries or wages were paid for either the quarters ended September 30, 1996 or September 30, 1997.

     At September 30, l996, the Company had total assets of $4,609,075, and at September 30, 1997, the Company had total assets of $4,783,753, an increase of $174,678. At September 30, 1996, the Company had total liabilities of
$4,584,587, and at September 30, 1997 the Company had total liabilities of $4,762,992. At September 30, 1997 the Company had an total stockholders' equity of $20,761 in comparison to a total stockholders' equity of $24,487 at the comparable date in 1996.


                         LIQUIDITY AND CAPITAL RESOURCES


     The Company had a negative working capital as of September 30, 1997 of $4,759,618 in comparison $ 4,590,059 as of September 30, l996. The Company had an accumulated deficit of $533 for the period ended September 30, l996 in comparison to an accumulated deficit of $4,259 for the comparable 1997 period. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended September 30, l997 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts and from unsecured loans made by the Company's majority shareholder, Southern Group Limited, which totalled $120,500 at September 30, 1997.

     On November 5, 1997, the Company successfully completed an initial public offering of its common stock. In the public offering, 562,500 shares of common stock were issued to Southern at a conversion price of $8.00 per share in payment and satisfaction of a $4.5 million promissory note which the Company had executed and delivered to Southern in August 1996 pusuant to the purchase of digital technology from Southern under a Technology Purchase Agreement dated August 1, 1996, and 188,250 shares of common stock were sold to new shareholders at the price of $8.00 per share. After the underwriters selling commission and discount, the Company had net proceeds of approximately $1,365,000. In addition, the Company incurred approximately $430,000 in transaction costs in connection with the offering, including filing fees, attorneys fees, accountants fees, printing costs, tranfser agent's fees, travel expenses and other costs and expenses.

The Company does not currently possess a bank source of financing and has not had any revenues. The Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

     (a) attempting to raise additional funds through the sale of equity securities to persons or entities who are not presently stockholders of the Company;

     (b) attempting to obtain a bank line of credit; and

     (c) should insufficient funds be available from the foregoing sources, reducing the Company's present rate of expenditures which might materially adversely affect the ability of the Company to produce competitive products and services and to market them effectively.


     The Company believes that its existing cash and cash equivalents together with the approximately $1 million of net proceeds after offering expenses and costs resulting from the closing of its initial public offering, excluding any potential cash flow from operating revenues, will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 6 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing activities, including the creation and progress of its sales and marketing operations, (ii) the effect of competing technological and market developments, from competitors that have greater resources than the Company. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

     Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company in its development phase raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate fees from the sale of its services, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through offering of its securities. The Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements.

                           PART II - Other Information

Item 5. Other Information.

     On November 5, 1997, the Company successfully completed an initial public offering of its common stock. In the public offering, 562,500 shares of common stock were issued to Southern at a conversion price of $8.00 per share in payment and satisfaction of a $4.5 million promissory note which the Company had executed and delivered to Southern in August 1996 pusuant to the purchase of speech technology from Southern under a Technology Purchase Agreement dated August 1, 1996, and 188,250 shares of common stock were sold to new shareholders at the price of $8.00 per share. After the underwriters selling commission and discount, the Company had net proceeds of approximately $1,365,000. In addition, the Company incurred approximately $430,000 in transaction costs in connection with the offering, including filing fees, attorneys fees, accountants fees, printing costs, tranfser agent's fees, travel expenses and other costs and expenses.

                          INDEX TO FINANCIAL STATEMENTS

                                 VOICENET, INC.

Balance Sheet at December 31, l996
 (audited) and September 30, l997 (unaudited) ..............................   8

Statement of Income (Loss) for the three and nine
 months ended September 30, l996 and l997 (unaudited) ......................   9

Statement of Cash Flows for the three and nine months ended
 September  30, 1996  and 1997 (unaudited) .................................  10

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                   September 30,  December 31,
                                                                      1997            1996
                                                                   (unaudited)     (audited)
                                                                   -----------    -----------
ASSETS

CURRENT ASSETS

   Cash and Cash Equivalents                                       $     3,374    $     8,970
                                                                   -----------    -----------
      Total Current Assets                                               3,374          8,970

      Deferred Offering Costs                                          278,979        112,654
      Organization Costs, Net                                            1,400          1,700
      Intangible Assets                                              4,500,000      4,500,000
                                                                   -----------    -----------
      Total Assets                                                 $4,783, 753     $4,623,324
                                                                   ===========    ===========
CURRENT LIABILITIES
   Accounts Payable                                                $   142,492    $    74,029
   Due to Parent Company                                               120,500         25,000
   Note Payable, Parent Company                                      4,500,000      4,500,000
                                                                   -----------    -----------

      Total Current Liabilities                                      4,762,992      4,599,029

      Stockholders' Equity
      Preferred Stock, $.01 par value, 1,000,000
      shares authorized, no shares outstanding                             -0-            -0-
      Common Stock, $.01 par value, 10,000,000
      shares authorized, 2,500,000 shares issued and outstanding        25,000         25,000
Additional Paid in Capital                                                  20             20
Deficit accumulated during developmental stage                          (4,259)          (725)
                                                                   -----------    -----------
Total Stockholders' Equity                                              20,761         24,295
                                                                   -----------    -----------

Total Liabilities and Stockholders' Equity                         $ 4,783,753    $ 4,623,324
                                                                   ===========    ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                             For the period
                                                              April 2, 1996
                                          Nine Months      (date of inception)     Three Months         Three Months
                                             Ended              through               Ended                Ended
                                          September 30,       September 30,        September 30,       September 30,
                                             1997                 1996                 1997                 1996
                                          (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                          -----------          -----------          -----------          -----------
Interest Income                           $        18          $        20          $         1          $        20
                                          -----------          -----------          -----------          -----------
Amortization                                      300                  200                  100                  100
Income Taxes                                    2,705                  353                  470                  176
Bank Charges                                      547                                       259
                                          -----------          -----------          -----------          -----------
   Total Expenses                               3,552                  553                  829                  276

   Loss from Operations                        (3,534)                (533)                (828)                (256)
                                          -----------          -----------          -----------          -----------
   Net Loss                               ($    3,534)         ($      533)         ($      828)         ($      256)
                                          ===========          ===========          ===========          ===========
    Net Loss per Common Share             $       .00          $       .00          $       .00          $       .00
                                          ===========          ===========          ===========          ===========
    Weighted average number of
   shares outstanding during the
   period                                   2,500,000            2,500,000            2,500,000            2,500,000
                                          ===========          ===========          ===========          ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                          For the period
                                                                                           April 2, 1996
                                                                                         (date of inception)
                                                                  Nine Months Ended           through
                                                                  September 30, 1997     September 30, 1996
                                                                     (unaudited)            (unaudited)
                                                                  ------------------     ------------------
Cash Flows from Operating Activities

   Net Loss                                                          $  (3,534)             $    (533)

   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Increase in Accounts Payable                                       68,463                 59,589
     Amortization Expense                                                  300                    200
                                                                     ---------              ---------

     Total Adjustments                                                  68,763                 59,789

     Net cash provided by operating activities                          65,229                 59,256
                                                                     ---------              ---------
   Cash Flows used in Investing Activities

     Payments for Organization Costs                                       -0-                 (2,000)
                                                                     ---------              ---------
     Net cash used for investing activities                                -0-                 (2,000)
                                                                     ---------              ---------
   Cash Flows from Financing Activities

     Proceeds from issuance of stock                                                           25,000
     Additional Paid in Capital                                                                    20
     Advances from Parent Company                                       95,500                 25,000
     Payments for deferred offering costs                             (166,325)               (82,235)
                                                                     ---------              ---------
     Net cash used in financing activities                             (70,825)               (32,215)
                                                                     ---------              ---------
     Net (decrease) increase in cash and cash equivalents               (5,596)                25,041

     Cash and cash equivalents, beginning of period                      8,970                    -0-
                                                                     ---------              ---------
     Cash and cash equivalents, end of period                        $   3,374              $  25,041
                                                                     =========              =========


Supplemental Disclosure of Noncash Financing Activities:
During the period April 2, 1996 (inception) through September 30, 1996, the Company purchased technology from its parent company and incurred a note payable of $4,500,000.

                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year. For information concerning the Company's significant accounting policies, reference is made to the Company's filing with the Securities and Exchange Commission on Form SB-2, as filed on October 7, 1997.

Note 2 - Nature of Business

Voicenet, Inc. (the "Company"), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems and of digital audio reporting, transcription, archiving and retrieval systems in North America, Central America and South America. The Company has not commenced operations and is considered a developmental stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company is majority-owned (63%) by Southern Group Limited ("Southern"), an Australian company.

Note 3 - Net Loss Per Common Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the periods presented. The effect of the stock options and warrants on the net loss per share was antidilutive for the periods presented.

Note 4 - Purchase of Technology

On August 1, 1996 the Company entered into a Technology Sales and Purchase Agreement (the "Technology Agreement") with Southern to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of twenty-five (25) years or the life of any patents and extensions granted under the patent applications. The rights acquired are for territories including North America, Central America and South America. These rights were purchased for $4,500,000 in the form of a noninterest-bearing promissory note, further described below.

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


On August 31, 1996, as amended effective November 1,1996 and December 31, 1996, the Company executed a $4,500,000 promissory note payable to Southern in conjunction with the above agreement. The note is noninterest-bearing and payable as follows: (a) $2.5 million upon the earlier of October 31, 1997 or the successful closing of the Company's public securities offering, (b) $1 million upon the earlier of October 31, 1997 or the first signed installation contract for a COURTSMART system in the United States of at least $30,000, and (c) $1 million on October 31, 1997. If not earlier paid, the full outstanding principle shall be due in full on October 31, 1997. The Company has granted to Southern, as collateral, a security interest in all assets of the Company. See Note 6.

Note 5 - Due to Parent Company

The Company was advanced monies by Southern for start-up purposes. Such amounts are noninterest bearing and have no definitive repayment terms. The balances as of September 30, 1997 and 1996 amounted to $120,500 and $25,000, respectively.

Note 6 - Stockholders' Equity

At inception, the Company authorized 3,000 shares of $.001 par value common stock and issued 1,000 of these shares for $25,000.

On September 15, 1996 the Company increased its number of authorized Common Shares to 10,000,000 and changed its par value of these shares to $.01 per share. In addition, the Company authorized 1,000,000 shares to Preferred Stock, par value $.01 per share.

On September 15, 1996 the board of directors of the Company declared a 2,500-for-1 stock split. The financial statements have been adjusted to reflect this transaction.

On September 15, 1996, the Company adopted a non-qualified stock option plan (the "Plan"). An aggregate of 500,000 shares of Common Stock are authorized for issuance under the Plan. The Plan provides that all regular employees of the Company except for directors who are members of the administrative committee are eligible to participate in the Plan. No options may be granted subsequent to September 15, 2006. There are no options issued and outstanding at September 30, 1997.

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


On November 5, 1997, the Company successfully completed an initial public offering of its common stock. In the public offering, 562,500 shares of common stock were issued to Southern at a conversion price of $8.00 per share in payment and satisfaction of a $4.5 million promissory note which the Company had executed and delivered to Southern in August 1996 pursuant to the purchase of speech technology from Southern under a Technology Purchase Agreement dated August 1, 1996, and 188,250 shares of common stock were sold to new shareholders at the price of $8.00 per share. After the underwriters selling commission and discount, the Company had net proceeds of approximately $1,365,000. In addition, the Company incurred approximately $430,000 in transaction costs in connection with the offering, including filing fees, attorneys fees, accountants fees, printing costs, transfer agent's fees, travel expenses and other costs and expenses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 1997

                                    VOICENET, INC.


                                    By:  /s/ Frank Carr
                                         --------------------------------------
                                         Frank Carr, Chief Executive Officer and
                                         Principal Accounting Officer)