Form 10KSB
period 1997-12-31
VOICENET INC
filed 1998-04-15
CIK 1023745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission File Number 333-12979

                                 VOICENET, INC.
           (Name of small business issuer as specified in its charter)

          DELAWARE                                              13-3896031
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

300 Park Avenue, 17th Floor, New York, NY                         10022
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:  (212) 572-4861

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

                          Common Stock, $.01 par value

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES _X_      NO ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     State Issuer's revenues for its most recent fiscal year:  0

     As of December 31, 1997: (a) 3,261,550 Common Shares, $.01 par value, of the registrant were outstanding; (b) approximately 564,050 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $4,794,425 based on the last sale of $8.50 per share on March 30, 1998.

                                     PART I

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21 E of the Securities Exchange Act of 1934, as amended, or subsequent expansions or replacements of such sections, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "feels," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-KSB.

Item 1. Description of Business

     General

     Voicenet, Inc. (the "Company" or "Voicenet"), a Delaware corporation, was established on April 2, 1996 for the marketing and distribution of large vocabulary, continuous speech, recognition systems and of digital audio reporting, transcription, storage, archiving and retrieval systems (collectively, the "Voice Systems"). The products and technologies to be marketed by the Company are the result of research and development conducted by Voicenet (Aust) Ltd. ( formerly Southern Group Limited) ("VNA") and Philips Electronics, N.V. ("Philips"). VNA is a publicly owned Australian corporation listed on the Australian Stock Exchange. Philips is a multinational corporation based in the Netherlands which has been in the forefront of the dictation and recording markets world-wide.

     The Company acquired from VNA pursuant to a Technology Transfer Agreement dated as of August 1, 1996 (the "Technology Transfer Agreement") the exclusive rights for the North, Central and South American markets (the "Territory") to the latest version of the technology developed by VNA relating to the voice products and the Voice Systems, including the right to manufacture and market VNA's latest version of (i) digital audio recording, archiving and retrieval systems known as COURTSCRIPT(TM) for the court recording industry (collectively the "Court Reporting Systems"); (ii) large vocabulary, continuous speech recognition systems for the medical industry known as RADTALK(TM), and PSYCHTALK(TM) (collectively the "Medical Systems"); (iii) digital audio products and technologies for the broadcasting industry; and (iv) VNA's current and future digital voice-to-text audio products developed to exploit the markets for continuous, speech recognition and automatic transcription technology (collectively, the "Technology").

     Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights to the Company for the purchase price of $4,500,000. The Company paid the purchase price by issuing its Promissory Note in the amount of $4,500,000. Pursuant to an amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $8.00 per share. VNA elected to exercise that conversion option and was consequently issued 562,500 registered shares of common stock of the Company. VNA therefore, holds a controlling interest in the Company. Additionally the Company's President and Chief Executive Officer is also the Managing Director and Chief Executive of VNA. See "Description of Business--Technology Transfer Agreement; "Management."

     The Technology and products acquired by the Company under the Technology Transfer Agreement embrace two main voice technologies: (i) digital voice compression, storage and retrieval, and (ii) speech recognition.

     Philips developed a large vocabulary (64,000 word capacity), continuous speech recognition engine (the "Philips Engine") which can process speech from normal parlance. VNA is the developer of proprietary digital audio compression, storage and retrieval systems and speech recognition systems and software which incorporate the Philips Engine. In April and October, 1996, VNA signed technology licensing and development agreements with Philips for the product recognition system using the Philips Engine.

     In August 1997, Philips and the Company signed an agreement for the joint development of the U.S. market for the Company's speech recognition products.

     The Company's objective is to become a leader in the marketing of the Voice Systems. The Company's strategy is to (i) establish a sales force to market the Court Reporting Systems to court administrators, (ii) obtain marketing partners and distributors which already have a significant presence in the field for the marketing of its Medical Systems to hospitals, physicians and physician practice management groups and (iii) obtain marketing partners and licensees for the sales and distribution of its voice systems to other applications and field of use.

     The Company has signed a trade services agreement with the Columbus Group for the marketing, sales and licensing of Voicenet's technologies and products. The Arlington, Virginia based company will market Voicenet's technologies in North America including its suite of dictation-orientated products utilizing high-vocabulary natural continuous speech and its digital audio recording and transcription products.

     Particular marketing emphasis will be placed on a range of Voicenet products, including COURTSCRIPT(TM) a digital audio recording, archiving, retrieval and transcription system for the court industry and high-vocabulary continuous speech recognition recording, transcription and archiving suite of systems.

     RADTALK(TM) a system for radiology practitioners, is currently installed in a number of leading Australian hospitals and is creating interest within the U.S. radiology community, while COURTSCRIPT(TM), a digital audio court recording and transcription system, is either in use or being tested in a growing number of countries, including the United States, Canada, Hong Kong and Australia.

     The Columbus Group has achieved considerable success as an international professional services firm, providing marketing support to a number of U.S. and foreign firms through its Washington based staff and an international network of offices and associates. The group provides services in a number of strategically important areas, including telecommunications and information technology, financial services, health care management, government marketing and contracting.

     The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Shareholders should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. Since its inception in April 1996, the Company has devoted substantially all of its efforts and resources to raising capital through an initial public offering of its common stock. During the year ended December 31, 1997, the Company generated an accumulated deficit of $615,330 and has a total accumulated deficit of $616,055.

     The Company has no revenues from continuing operations in the year ending December 31, 1997. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, printing, marketing and travel expenditures incurred in pursuing its capital raising activities, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to commence in 1998, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

Business Strategy

     The Company's objective is to become a leader in the marketing of the Voice
Systems.   Implementing   the  Company's   strategies   involves  the  following
activities:

     o Emphasize large vocabulary, continuous speech recognition systems product line. The Company intends to emphasize the continued development of its state-of-the-art high vocabulary, continuous speech recognition systems product line, which product line management anticipates will lead to the development of new products and product enhancements. Examples of such products are the Company's soon to be released third generation of Court Reporting System and first generation of a Medical Recordkeeping System in the Territory, a high vocabulary, continuous speech recognition system for the medical industry which has completed commercial installations.

     o Target and Expand Court Reporting Market. The Company intends to establish a sales force to market its Court Reporting Systems to legislative bodies and administrative agencies within the Territory. VNA has tested its Court Reporting Systems in courts within the Territory and has experienced positive results and inquiries from governments that have heard about the Court Reporting Systems. Management believes that use of the Court Reporting Systems will result in lower costs and more efficient and accurate court reporting.

     o Pursue Market Through Marketing Partner and Distributor Relationships. The Company intends to market some of its products, such as the Medical Systems, within the Territory by entering into strategic distribution agreements. The Company believes that systems like those developed by the Company have not been previously available to users distributors may reach.

     o Further Develop Strategic Alliances. The Company will support most of its internal development and marketing efforts with strategic alliances. To date, the Company has established significant product development relationships with VNA and directly with Philips. The Company believes that its collaborative relationships with these companies will expand the breath of opportunities for the Company's technology. The Company intends to continue to enhance the established strategic alliances and it believes the relationships will further enhance the Company's development and marketing efforts.

Voicenet (Aust) Ltd. and Development of the Technology

     VNA is a research and development company that focuses on digital audio applications. In 1989, VNA developed one of the world's first digital audio mass storage system ("DAMS(TM)) for the broadcasting industry. The system permitted, for the first time, the facility for radio broadcasters to digitally store, and instantaneously access from a simple in-studio system control panel, all broadcast material from archives which could be saved on hard disk or CD Rom.

     In 1992, VNA was commissioned by a division of the Australian Federal Attorney General's department to develop a digital system for recording, reporting and archiving court proceedings. The result of that commission was the development of a system code named DART(TM). On completion and sale to Auscript of the DART", VNA continued to research and develop the application, and with the assistance of the Los Angeles County Superior Court Division, which permitted the use of four of its courts as a test site for a twelve month period, completed an earlier version of the Court Reporting System of digital audio recording and transcription. Earlier versions of the system have been sold by VNA to courts in Canberra (the Australian Capital Territory), Hong Kong, and, by a non-exclusive licensee in North America, Karri Technologies Corp., in Pennsylvania, California and Maryland. Newer versions of the Court Reporting System are currently being marketed by VNA and others in various other countries around the world. While Karri Technologies Corp. has non-exclusive license rights to use certain components of the earlier version of the System and to use the name in COURTSMART(TM) in connection therewith in North America, VNA's subsidiary KTI ceased operation in 1994 in the United States. The Company anticipates that its newer version of Court Reporting Systems, some of which will incorporate continuous, voice-to-text ability, may be also marketed under the names COURTSCRIPT(TM) AND VOICESCRIPT(TM).

     VNA has signed technology licensing agreements with Philips for the product development, marketing and distribution of its continuous speech, large vocabulary recognition system. Although there can be no assurance, advances facilitated by an amalgamation of the large vocabulary continuous voice recognition digital technology applications developed by VNA are expected by management to have a significant impact on the interactivity aspect of the computer industry, where continuous large vocabulary speech can be processed, transcribed, stored and printed. Both the audio and transcribed material can be archived and retrieved on and from the same storage medium in a synchronous manner.

Technical Summary of Court Reporting System and Continuous
Speech Recognition Engine and Medical Recordkeeping System

     The  Technology  and products  acquired by the Company under the Technology
Transfer   Agreement  embrace  two  main  voice   technologies:   digital  audio
compression/transmission and speech recognition.

     The  proprietary  hardware and software  utilized in VNA's Court  Reporting
System  has  been  designed,   developed  and   manufactured   by  VNA  and  its
subsidiaries. The system currently operates over a Microsoft(TM) network.

     The second generation of the Court Reporting System that is being acquired by the Company will include an encoder card that will make the external analogue mixer redundant as the encoder card will input directly 16 channels of analogue audio, perform AGC, mix the audio into 4 channels and digitize with a choice of using either ADPCM or MPEG for compression facilitating audio quality ranging from voice grade to broadcast grade as required. The new encoder card will also have an in-built wide area network ("WAN") capability.

     The main barrier for processing speech continuously has been computer processing power. Even with rapid developments in personal computer ("PC") technology, management believes that not even the currently fastest Intel Pentium(TM) microprocessor can process speech continuously. Hence, a special accelerator board has recently been developed by Philips to increase the processing of continuous speech by approximately ten fold, which along with proprietary software embodies the Philips Engine. The methodology embraced in utilizing this continuous speech recognition technology is heavily speech context orientated. The reason is that to process continuous speech, you not only need acoustical models for comparison computation, but a statistical language model that can calculate the probability of word sequences in this context. This is an integral part of achieving high speech recognition rates. The Philips Engine performs these comparisons by using feature vectors. A feature vector is a mathematical representation of phonemes (the smallest unit of speech) that is created from the input speech to compare with a library of feature vectors to identify the correct interpretation with the aid of Hidden Markov Modelling. The accelerator board acts a pre-processor (i.e., it performs the computationally intensive numerical calculations). The board's principal function is to compare feature vectors created from the input speech with the feature vectors in the known context (vocabulary) and output the required distance value between the vectors for the voice recognition engine to process quickly, without this initial computational overhead.

Industry Comparison of Technology

     VNA's technology licensing agreement with Philips for product development, integration, marketing and distribution, and in turn the transfer of the Technology from VNA under the Technology Transfer Agreement to the Company, is for its large vocabulary, continuous speech recognition systems. This is to be distinguished from speech technology that has been available for several years in various limited applications, which have had two major limitations (i) that the speech recognition systems could only facilitate "discrete" speech (i.e., distinct pauses are required between the words spoken for the computer to recognize the individual words) and (ii) speaker dependence whereby there is a requirement for each individual user to train or custom program the system to ensure an acceptable level of recognition of the speaker's voice. These previous limitations have made the adoption of the speech recognized technology slow and isolated in use.

     Because there are many voice recognition ("VR") technology providers in the market today, it is important to compare these other systems to the Company's technology. The three principal bases typically used the VR industry are (i) continuous versus discrete speech; (ii) large versus small vocabulary; and (iii) speaker dependent versus speaker independent. There is a relationship between the size of the vocabulary which determines the effectiveness of its recognition factor, i.e. the smaller the vocabulary, the easier it is for recognition and conversely, the larger the vocabulary, the more difficult it is to achieve recognition.

     The specific use contexts can also be broken down into three main categories: (i) dictation, (ii) telephony, and (iii) "command & control." The Company intends to operate in a dictation context. Each use context needs to be benchmarked in a manner consistent with the baselines set for the applicable use, (e.g., the baseline for large vocabulary in the telephony context means 2,000 words). It is not uncommon for telephony or "command & control" VR developers to provide a "continuous speech" facility because they are used solely for small vocabularies which address basic telephony application interaction (i.e. continuous digit recognition for credit card details or limited phrases for action commands such as phone number retrieval or progressive information steps).

     However, in the dictation context the baseline for "large vocabulary" is considered to be greater than 20,000 words. Moreover, a continuous and active large vocabulary dictation context is even more technically challenging. The speech recognition technology to be marketed by the Company is the only technology in the dictation context which can process very large active vocabulary (64,000 words) with continuous voice recognition in a dictation context. IBM has recently introduced a continuous voice recognition system with a reported vocabulary of 20,000 words for the medical recordkeeping industry.

Development and Use of the COURTSMART(TM) Court Reporting System

     The earlier version of the court reporting system was developed and was installed as a test site, in December 1993 in a courtroom operated for the Los Angeles County Superior Court Division. During that period, the information received from the Los Angeles Superior Court administration on the operation of the system was instrumental in determining the final characteristics of the subsequent versions of the system.

     The court reporting system using computer and other shelf and proprietary hardware with proprietary software, operates as follows: (1) microphones within the courtroom are combined and processed with other relevant communication channels and employ automation and control techniques that normally do not require a local operator to be in attendance; (2) speech is then recorded directly to a combination of digital storage media which provide the optimum mix of both instant access and archived storage in a secure and efficient manner. During this process several levels of automated "tagging" are available, to both users and operators so that sections of text can be readily recalled and identified at a later time; and (3) the voice recordings once stored digitally, are made available in rapidly accessible and reusable format through a local network, to any number of workstations for transcription purposes. Each workstation can take any part of any recording and in any required length. The text thus produced using any one of several popular word processing packages, is then automatically merged and stored in association with the voice recording. The network can then at any time print text, replay the audio or archive material in any required format. Non-active material is archived to DDS (Digital Data Storage) tape or CD-ROM providing storage densities far greater than any analogue system, and can be easily reloaded at any subsequent time.

     The Company believes that its version of the Court Reporting System introduces three major advances over traditional systems: the first is the delivery of recorded audio direct from the court to the transcription operator via computer network negating all physical handling of recordings (present tape based systems are labor intensive); the second is the ability to tag direct to incoming audio providing Transcription Staff with fault free recognition of a particular speaker; and the third is the ability to search many hours of recorded audio rapidly (random access), based on the permanently stored time and date stamp or text tag attached to each one second of audio.

     All facilities provided by the latest version of the Court Reporting System are aimed at increasing the overall efficiency of the recording and transcription operation, thus ultimately, being reflected in a reduction in the cost per page of transcript generated.

Marketing

     Court Reporting

     Court reporting is the verbatim transcription of the spoken work into the written word, generally from sworn legal testimony. The industry is divided into two distinct sectors -- the recording of proceedings in court, or "official" court reporting, and all other court reporting. Official court reporting is performed by civil servant court reporters employed by municipal, state, or federal courts. All other court reporting is performed outside the courtroom by free-lance court reporters, who may be either self-employed, or employees of independent contractors affiliated with a court reporting agency.

     Although there are no independently verified statistics with respect to the number of court reporters, there are approximately 20,000 members of the National Court Reporting Association "NACRA"), the only national professional association in the industry, and an additional 13,000 student members. The Company estimates that there are approximately 40,000 court reporters in the United States.

     Court reporting requires trained professional capable of transcribing speech usually by steno type machine, which generally approximates 200 words per minute, using shorthand symbols. The shorthand notes are translated from the paper or magnetic medium, then edited to produce a final transcript.

     The Company intends to market and distribute the COURTSCRIPT(TM) system to courts initially. It can be anticipated, however, that court reporters, which are generally unionized government employees, may resist the introduction and implementation of electronic court reporting systems. Although there can be no assurance, the Company believes, however, that the cost and benefit of its system in comparison to court reporters will convince court administrators to begin using its Court Reporting Systems. The Company also intends to market its Court Reporting Systems to parliamentary and legislative bodies. The Company may use the name VOICESCRIPT(TM) in connection with such systems.

Marketing Strategy

     The Company plans to seek ongoing relationship with a distributor or distributors that have a strong foothold in the medical marketplace to market the Medical Systems. The Company's initial focus for the distributors will be on major hospitals and medical centers within the Territory.

     The Company plans to market the Court Reporting Systems by appointing up to eleven sales representatives for the United States, who will operate as independent contractors and primarily be compensated on a commission basis, which represents one for each of the eleven Federal Court Circuits. The Company intends to appoint sales representatives for the circuits after the completion of this offering at the rate of one per month. The Company intends to appoint three sales representatives for Canada, covering the provinces of Ontario, Quebec and British Columbia. The first of these has been appointed.

     The Company has had marketing material prepared by an advertising agency including a professional video of approximately 7 minutes duration which covers
(a) the existing court system; (b) cost benefit analysis; (c) the Court Reporting System; and (d) how its Court Reporting System functions.

     Pursuant to the Company's agreement with VNA, all potential and executory contracts being negotiated by VNA within North America will be transferred to the Company.

Competition

     Competition in the continuous speech recognition systems and digital audio technology market is intense. The Company believes that its principal competitors in the field of voice recognition are IBM, AT&T, Microsoft, Kurz Weil, Philips Electronics, N.V., Dragon Systems, Inc., Kolvox, Fonix, Voice Control Systems, Inc., Voice Processing Corporation, Lernout & Hauspie, Inc. and Karrit Technologies Corp., one of VNA's non-exclusive licensees of the earlier version of certain components of the system which has the non-exclusive right to also use the name COURTSMART(TM) in connection with such components in North America. In particular, IBM and Dragon Systems have recently introduced voice recognition systems which have continuous voice recognition abilities and large vocabulary. Further, although the Company will have the exclusive right to the Technology from VNA, the Company does not have the exclusive right to the Philips Engine in its Territory. Consequently, it is possible that Philips or another Philips licensee could develop a combined product similar to VNA's voice system and Technology and market such voice recognition product in the areas encompassed by the Company's Territory from VNA. Lernout & Hauspie is involved in "command and control" aspects of speech recognition within a sentence and based on small vocabulary: the Dragon Dictate system has a large vocabulary capacity. Voice Control Systems, Inc. and Voice Processing Corporation seem to be principally involved in speech recognition in telephony applications such as voice verification over telephone fields of "command and control," continuous digit recognition and alpha-numerics. There can be no guarantee that these companies or other new entrants into the market segments or similar technologies will not succeed in developing similar or more effective competitive products or technologies.

     Many of the Company's competitors are large established companies with greater resources, greater marketing and operating experience, greater research and development and greater production capabilities than those of the Company.

     The Company's competitive position will also depend upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient resources for the marketing and servicing of its products. There is no assurance that the Company will be able to compete successfully.

Technology Transfer Agreement

     The Company has acquired from VNA pursuant to a Technology Transfer Agreement dated as of August 1, 1996 the exclusive rights for the North, Central and South American markets to the Technology developed by VNA relating to the voice products and the digital audio reporting, transcription, archiving and retrieval systems, including the right to manufacture and market the latest version of digital audio reporting, transcription, archiving and retrieval systems for the court recording industry; high vocabulary; continuous voice recognition and digital voice-to-text recording; storage and retrieval for the medical industry; digital audio products and technologies for the broadcasting industry; and the digital audio products developed to exploit the markets for continuous speech recognition and automatic transcription technology. Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights for the purchase price of $4,500,000, which was paid by the Company issuing its non-interest bearing Promissory Note in such amount. The note has been altered to be payable as follows: (a) $2.5 million upon the earlier of March 31, 1998 or the successful closing of the Company's offering, (b) $1 million upon the first signed installation contract for a COURTSMART(TM) system in the United States of at least $30,000 and (c) $1 million on March 31, 1998. By amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $8.00 per share. That Promissory Note has been converted and upon conversion of the promissory Note and issuance of the 562,500 to the Selling Stockholder, VNA, the $4.5 million obligation has been satisfied in full.

     The Company commissioned Gorey & Sinclair, an independent Australian chartered accounting firm to prepare a valuation report of the latest version of the COURTSMART(TM) system in the United States. In the opinion of Gorey & Sinclair, based upon certain assumptions, the COURTSMART(TM) system for the United States has a potential value between $23.7 million and $32 million upon full commercialization. The Company relied on this report as its primarily basis for determining the purchase price of the Technology from VNA. The report by Gorey & Sinclair is necessarily based upon a number of estimates, assumptions and forecasts that, while they are considered reasonable by the Company, assuming the Company has adequate financing, are inherently subject to significant material business, economic, and competitive uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future sales which may never develop. Accordingly, there can be no assurance that these results will be archived or that the value estimated by Gorey & Sinclair will ever be realized. The prospective financial valuation presented in the Gorey & Sinclair report will vary from actual results, and these variations may be material. The inclusion of such information in the Gorey & Sinclair report should not be regarded as a representation by the Company or any other person that these results or estimates will be ever obtained. It is merely an estimation of potential if the underlying assumptions are realized. Prospective investors in the offering are cautioned not to place undue reliance on this information.

Manufacturing and Supply of Products

     The Company has no manufacturing facilities and relies upon VNA and other contract manufacturers to manufacture its proposed products. Except for one small hardware component and two software components, all of the remaining components utilized in the latest version of the Court Reporting Systems and the Medical Recordkeeping Systems, are readily available and can be purchased from numerous sources in the United States and abroad. The one hardware component and the two software components that contain the proprietary technology developed by VNA which incorporates the Philips Engine will be acquired from VNA. VNA has agreed to manufacture the one hardware component and the two software components of the system in Australia and sell them to the Company at prices which shall not be greater than the prices at which VNA sells the components to unaffiliated parties, less a minimum discount of 10%.

Intellectual Property

     The Company does not own any patents, trademarks or trade secrets. Under the Technology Transfer Agreement for the court reporting system and related technology, the Company is granted the exclusive right to manufacture, market, sell and distribute the latest version of the system and other digital voice systems developed by VNA in North, Central and South America under VNA's trademarks. VNA developed the systems, and has copyrighted the computer software used in the Court Reporting System and it has applied for a patent on the hardware component that it developed. Pending the issuance of any patents, which cannot be assured, VNA intends to rely on unpatented proprietary technology and technical know-how. Accordingly, because the Company will only receive under the Technology Transfer Agreement such intellectual property rights as may be owned by VNA, the Company will similarly rely on unpatented proprietary technology and technical know-how. Philip owns and has patented the technology comprising the Philips Engine. VNA is a licensee of the Philips Engine. The Company's composite product which is VNA's patented and proprietary digital cardio recording, storage, archiving and retrieval technology integrated with the Philips Engine. The Company does not have an exclusive right from Philips to the Philips Engine in the Territory. No assurance can be given that others will not independently develop substantially equivalent technology, knowledge and techniques or otherwise gain access to VNA's technology, or use the Philips Engine to make a similar product, or that VNA or the Company can meaningfully protect its rights in such unpatented proprietary technology or know-how.

     The Company's principal business address is 300 Park Avenue, 17th Floor, New York, New York 10022, and its telephone number is (212) 572-4861.

Item 2. Properties

     The Company leases approximately 110 square feet of office space at 300 Park Avenue, New York, NY on a month-to-month basis at the rate of $1,600 per month.

Item 3. Legal Proceedings

     The Company is not aware of any other material pending or threatened legal proceedings against the Company or its officers and directors.

Item 4. Submissions of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders in the fourth quarter of 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a)  Market Information

     There is currently a limited public trading market for the Company's Common Stock. There are currently 2 market-makers for the Company's Common Stock. The Common Stock has traded on a limited basis on the OTC Bulletin Board under the symbol "VNET" since January 5, 1998. The stock register and transfer agent for the Company is American Stock Transfer & Trust Company, New York, New York.

     (b)  Holders of Common Stock

                                          Approximate Number of
          Title of Class                  Record Holders as of December 31, 1997
          --------------                  --------------------------------------

          Common Stock, $.01 par value                  30

     A number of shares are held by record by brokerage and other institutional firms for their customers.

     (c)  Dividends

     The Company has never declared or paid a cash dividend on its common stock, and it is anticipated that the Company will continue to retain its earnings for use in its business and not pay cash dividends. Declaration and payment of dividends are within the discretion of the Company's Board of Directors, which will review such dividend policy from time to time.

Item 6.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     Results of operations for the period commencing April 2, 1996 through December 31, 1997 (the "1997 Period"); compared with the period commencing April 2, 1996 through December 31, 1996 (the "1996 Period").

     Net losses increased from $725 for the 1996 Period to $615,330 for the 1997 Period. The Company had no revenue or operating income for the 1996 and 1997 Periods from continuing operations. The Company had interest income of $38,372 for the 1997 Period and $106 in the 1996 Period. Total general, administrative and development expenses were $653,702 for the 1997 Period in comparison to $831 for the 1996 Period an increase of 652,871.

     At December 31, 1996, the Company had total assets of $4,623,324, and at December 31, 1997, the Company had total assets of $5,424,499, an increase of $801,175. At December 31, 1996, the Company had total liabilities of $4,599,029, and at December 31, 1997 the Company had total liabilities of $455,267. At December 31, 1997 the Company had an total stockholders equity of $4,969,232 in comparison to a total stockholders' equity of $24,295 at the comparable date in 1996.

     The Company had working capital as of December 31, 1997 of $465,332 in comparison to negative working capital of $4,590,059 as of December 31, 1996. The Company had an accumulated deficit of $725 as of December 31, 1996 in comparison to an accumulated deficit of $616,055 at December 31, 1997 period. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the 1997 Period the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts and from unsecured loans made by the Company's majority shareholder, VNA, which totalled $312,624 at December 31, 1997.

     On November 5, 1997, the Company successfully completed an initial public offering of its common stock. In the public offering, 562,500 shares of common stock were issued to VNA at a conversion price of $8.00 per share in payment and satisfaction of a $4.5 million promissory note which the Company had executed and delivered to VNA in August, 1996 pursuant to the purchase of digital technology from VNA under a Technology Purchase Agreement dated August 1, 1996, and 188,250 shares of common stock were sold to new shareholders at the price of $8.00 per share. After the underwriters selling commission and discount, the Company had net proceeds of approximately $973,867. In addition, the Company incurred approximately $532,133 in transaction costs in connection with the offering, including filing fees, attorney fees, accountants fees, printing costs, transfer agent's fees, travel expenses and other costs and expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

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

     The Company believes that its existing cash and cash equivalents together with the approximately $1 million of net proceeds after offering expenses and costs resulting from the closing of its initial public offering, excluding any potential cash flow from operating revenue, will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 12 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing activities, including the creation and progress of its sales and marketing operations, (ii) the effect of competing technological and market developments, from competitors that have greater resources than the Company. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern after such twelve month period. Therefore, the Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate fees from the sale of its services, to conserve liquidity by getting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through offering of its securities. The Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, in other sections of this Annual Report on Form 10-KSB including, without limitation the "Description of Business" Section in Part I, and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement:

New Venture -- No Operating History

     Voicenet, Inc. is a development stage company, incorporated on April 2, 1996 in the State of Delaware. Its proposed operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise without an operating history, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. The Company may experience problems, delays, expenses and difficulties typically encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had no revenues to date and, as a result of the start-up nature of the Company's business and the fact that it has not yet commenced operations, the Company will likely sustain operating losses for an indeterminate time period. Unless the Company is able to generate revenues or obtain financing through some means in the near future, the operations of the Company in its development phase may raise doubt about the ability of the Company to continue as a going concern after such twelve month period. There can be no assurance that the operations of the Company will ever be competitive or profitable.

Possible Need for Additional Financing

     The Company anticipates that its existing capital resources will be padequate to satisfy its current capital requirement for at least the next twelve months. Thereafter, the Company may in the future determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company obtains equity financing or finances an acquisition with equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs additional indebtedness or issues debt securities in connection with an acquisition, the Company will be subject to risks associated with incurring substantial additional indebtedness including the possibility that cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

Early Stage of Market Development

     The speech technology market is at a relatively early stage of development. To date, the speech technology products that will be manufactured and marketed by the Company have only been incorporated in commercially available products on a limited basis. Acceptance of these technologies on a commercial basis will be dependent upon the development of the speech technology markets, the performance and price of the Company's products and customer reaction to these products. There can be no assurance that the speech technology market will develop further or that the Company's products will achieve any or significant market acceptance. See "Description of Business--Industry Comparison of Technology."

Dependence on Acceptance by Court Administrators

     Sales of the Company's Court Reporting System products on a commercial basis will be substantially dependent on acceptance by the court community. It is anticipated that court reporters which are generally unionized government employees will resist the introduction and implementation of electronic court reporting systems such as COURTSCRIPT(TM). There can be no assurance that the Company's proposed Court Reporting System products will be accepted in the court community, and the Company is unable to estimate the length of time it would take to gain such acceptance. See "Description of Business."

Uncertainty of Market Acceptance -- Lack of Marketing Arrangements

     The Company has only recently commenced significant marketing activities, primarily through instituting trade agreements, and the distribution of promotional materials. Achieving market acceptance for the Company's products will require substantial marketing efforts and the expenditure of significant funds. There is no assurance that the Company will be able to create a successful marketing program, or that the Company's products can be sold in a manner that will permit the Company to achieve long range profitability, if ever. See "Description of Business."

Limitations of Scope for the Company's Product Line

     The Company intends to engage in the marketing and distribution of speech recognition systems and of Court Reporting Systems and Medical Systems. The Company's success will be totally dependent on its ability to market its product line. The Company's current plans do not include any other potential sources of revenue. See "Description of Business."

Possible Product Obsolescence

     The Company expects technological developments to continue at a rapid pace in the computer and communications industries, and there can be no assurance that technological developments will not cause the Company's Technology to be rendered obsolete. The Company's future success, if any, will be dependent upon its ability to remain competitive with others involved in the development, manufacture and marketing of similar products and technologies through its continued capability to design high quality products in a cost efficient and timely manner, of which there can be no assurance. See "Description of Business."

No  Assurance  as  to  Protection  of  Intellectual   Property;   Dependence  on
Intellectual Property

     Patents have been applied for by VNA in relation to the court reporting system and its components. No patents have, as yet, been issued. However, the Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technologies. The Company also intends to rely on unpatented proprietary information and know-how, and there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to the Company's technology. Also, no assurance can be given that the Company's products will not infringe upon the patents of others, licenses to which may not be available to the Company. The computer software source codes which are essential elements of the Company's products, are proprietary trade secrets of the Company. The Company has attempted to protect the proprietary nature of this technology by reliance upon copyright laws, patents applied for, and contractual arrangements with its employees and customers, although it is questionable whether computer software and technology can be adequately protected by such means. In the event of any misappropriation, the Company may be without an effective legal remedy. There can be no assurance that the Company's competitors will not independently develop comparable or superior technologies. In the future, third parties may assert that the Company's or its licensor's products infringe their proprietary rights. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's results of operations regardless of the outcome of the litigation. There can be no assurance that VNA will defend, or will be in a financial position to defend against third party infringements on their proprietary rights. See "Description of Business -- Intellectual Property."

Dependence Upon Key Personnel and Possible Conflict of Interest

     The success of the Company is substantially dependent upon existing management, all of whom devote only a portion of their time to the Company. These individuals may have conflicts between their responsibilities to the Company and to other entities with which they are affiliated. The directors or affiliates of the Company may in the future seek to exploit opportunities which the Company is not able to undertake because of limited capital. Frank Carr, the President, Chief Executive Officer and Chief Financial Officer will devote only a portion of his time to the Company as set forth in his Employment Agreement. Mr. Carr is also the Managing Director and Chief Executive Officer of VNA, which is the transferor of the Technology, and the payee of $4,500,000 Promissory Note. Mr. Carr's employment agreement with the Company having an annual salary of $180,000, was to have commenced upon the closing of the offering. The loss of the services of Mr. Carr, as well as other key personnel, or any inability to attract and retain qualified personnel, may adversely affect the Company's business. The Company has not applied for key man life insurance on the life of Frank Carr and does not intend to. See "Management." Because of the nature of its business, the Company will be dependent upon its ability to attract and retain qualified personnel, including competition from companies with substantially greater resources than the Company. There is no assurance that the Company will successfully recruit or retain personnel of the requisite technical caliber or in adequate numbers to enable it to conduct its business as proposed. Mr. Carr may also have conflicts of interest if a dispute were to arise under the Technology Transfer Agreement. See "Management -- Potential Conflict of Interest."

Initial Reliance on Sole Manufacturer and Supplier

     The Company does not own or operate any manufacturing or production facilities. VNA, an Australian company which owns 80% of the Company, causes or provides for the manufacturing of three of the components required for the operation of the Voice Systems, including the Court Reporting Systems and Medical Systems. Should VNA terminate its relationship with the Company, there can be no assurance that the Company could obtain a satisfactory arrangement with another manufacturer on the same terms, i.e., price and credit terms. See "Description of Business -- Technology Transfer Agreement."

No Feasibility and Marketing Studies

     The Company's planned commencement of operations is being undertaken primarily on the basis of management's evaluation of market potential regarding its proposed operations in North, Central and South America.

Product Development and Integration

     The development of the Company's technology for its customers has required, and will continue to require, significant technical innovations. Once the Company has products such as the Court Reporting Systems or Medical Recordkeeping Systems, the Company must adapt that product to meet the specific requirements of the customer hardware or software in which it is to be integrated. There can be no assurance that the Company will be successful in developing new products or enhancing the performance of its existing products for customer use on a timely basis or within budget, if at all. Any such failure could materially and adversely affect the Company's technology and its business and prospects.

Management of Changing Business

     Due to the level of technical and marketing expertise necessary to support its anticipated new customers, the Company must attract and retain highly qualified and well-trained personnel. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. There can be no assurance that the Company will be able to have such personnel, and if so, on favorable terms. The Company's expansion may also significantly strain the Company's management, financial and other resources. The Company believes that improvements in management and operational controls and operations, financial and management information systems are needed to manage future growth, should it occur. The failure to implement such improvements could have a material adverse effect upon the Company. See "Management.

Products Reliability

     Most applications incorporating the Company's technologies are being developed or have only recently been introduced to the market. As a result of the limited period of use and the controlled environment in which most of the Company's technologies have been tested and used to date, there can be no assurance that they will meet their performance specifications under all conditions or for all applications. If any of the Company's technologies fail to meet such expectations, the Company may be required to enhance or improve that technology, and there can be no assurance that the Company would be able to do so on a timely basis, if at all. Any significant reliability problems could have material adverse effect on the Company's business and prospects.

Rapid Technological Change

     The market for speech technology products has been characterized by rapid technological change, frequent product introductions and evolving industry requirements. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend, among the other matters, upon its ability to enhance its existing products being acquired pursuant to the Technology Transfer Agreement and to successfully develop new products that meet increasing customer requirements and gain market acceptance. Achieving these goals will require continued substantial investment by the Company in product development and marketing. There can be no assurance that the Company will have sufficient resources to make these investments, that the Company will be successful in developing product enhancements or new products on a timely basis, if at all, or that the Company will be able to successfully market these enhancements and new products once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology. See "Description of Business--Industry Comparison of Technology."

Products Liability and Other Claims

     The Company may be subject to substantial products liability costs if claims arise out of problems associated with the Company's products. The Company will seek to maintain products liability coverage for the benefit of the Company to protect the Company against such liabilities, but there can be no assurance that such arrangements can be made, or if made, will be effective to insulate the assets of the company from such claims. The Company will attempt to maintain insurance against such contingencies, in scope and amount which it believes to be adequate; prior to selling its first products. However, there can be no assurance that such product liability insurance will be available, or if available, that it will adequately insure against such claim.

Competition

     Competition in the continuous speech, voice recognition systems and digital audio technology market is intense. The Company faces competition from many companies in the United States and abroad, including a number of large companies and firms specialized in the development and production of systems. Most of the Company's competitors have substantially greater resources, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of the Company. There can be no assurance that the Company's competitors will not develop voice recognition technologies and products that are more effective or less expensive than the Company's or which would render the Company's technology and products obsolete and noncompetitive.

     Although the Company is of the opinion that the speech recognition systems and VNA's latest revision of the Court Reporting Systems and Medical Systems are at the forefront of their respective fields at the present time, there is no assurance that other companies with greater resources than the Company may not enter the field. The speech technology markets are extremely competitive and rapidly changing. A number of companies have already developed or are expected to develop speech technology products that will compete with the Company's products in North America. In particular, International Business Machines Corp. ("IBM") ha recently introduced a speech recognition system for medical applications which has continuous voice recognition abilities and a reported 20,000 word vocabulary. Another such company, Karri Technologies Corp., is a licensee of VNA of the earlier version of certain components of COURTSMART(TM) in North America, which also has the non-exclusive right to use the name COURTSMART(TM) in connection with those components in North America. Many other competitors and potential competitors, including AT&T, Apple Computer, Inc.,
IBM, Microsoft Corporation, NEC Corp., Dictaphone, Philips, N.V., Texas Instruments Incorporated and Lernout and Hauspie, Inc. have substantially greater resources than the Company. The Company also competes with other smaller companies which have developed advanced speech technology products. Further, although the Company will have the exclusive right to the Technology from VNA in the Company's Territory, the Company does not have the exclusive right to the Philips Engine in such Territory. Consequently, it is possible that Philips or another Philips licensee could develop a combined product similar to VNA's Voice System Technology and market such voice recognition product in the areas encompassed by the Company's

Territory from VNA. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with other parties to increase the abilities of their speech technology products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There is no assurance that the Company will be able to compete successfully.

General Economic Conditions

     The operations of the Company are subject to general economic conditions, particularly relating to government agency spending and payment practices. The risks would include governmental appropriations and budgeting, any potential restrictions imposed by governmental authorities, changes in federal, state, or local tax laws applicable to the Company, availability of skilled labor, availability of capital for future needs, purchasing habits and trends, etc. The Company may not have sufficient capitalization to survive lack of market acceptance and economic exigencies in general.

Issuance of Additional Shares

     The Company is currently authorized to issue up to a total of 10,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. There are currently 3,261,550 shares of Common Stock outstanding.

     The Company's Board of Directors is authorized to issue preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may further issue a series of preferred stock in the future that will have preference over the Common Stock with respect to the payment of dividends and proceeds from the Company's liquidation, dissolution or winding up or having voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the Common Stock. The Company has no plans, arrangements, understandings or commitments to issue any preferred stock. However, the ability of the Company to issue such additional shares and the possible exercise of the Representative's Warrants may prove to be a hindrance to future financings by the Company since the holders of such Warrants may be expected to exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. Also, rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, and the ability of the Board of Directors to issue preferred stock could discourage, delay or prevent a takeover of the Company, thereby preserving control of the Company by the current shareholders. See "Description of Securities--Preferred Stock."

Shares Eligible for Future Sale

     All of the 2,500,000 shares of Common Stock outstanding as of the date of the Prospectus filed with the Securities and Exchange Commission on October 7, 1997 are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). All of such shares became eligible for resale under Rule 144 in April 1997. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person (or persons whose shares are aggregated under the terms of Rule 144), including an affiliate of the Company, who has owned restricted shares of Common Stock beneficially for at least one year, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the sale, as reported by all national securities exchanges on which the Common Stock is traded and/or the automated quotation system of a registered securities association, or an approved consolidated transaction reporting system. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to the volume limitations described above. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market in the future may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. See "Shares Eligible for Future Sale."

Anti-takeover Provisions

     Certain provisions of Delaware law, the Certificate of Incorporation and the Company's By-laws, as amended (the "By-laws"), could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions and the prohibition against certain business combinations could have the effect of delaying, deferring or preventing a change in control or the removal of existing management of the Company. See "Description of Securities."

Service of Process in Australia

     Certain of the Company's officers and directors are residents of Australia, and VNA Group Limited, the transferor of the Technology, is incorporated and has its principal place of business under the laws of Australia. Consequently, it might be difficult for investors or the Company to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the Securities Act, or any other U.S. or individual state's laws or regulations. There is also substantially doubt whether an action could be brought in Australia in the first instance on the basis of liability predicated upon such law.

Risks of Low Priced Securities

     If the price per share of the Company's common stock is below $5.00, then unless the Company satisfied certain net asset tests, the Company's securities would become subject to certain "penny stock" rules promulgated by the Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Based on the

Company's most recent financial statement for the year ended December 31, 1997, the Company is excluded from the definition of a "penny stock" based on its net tangible assets being over $2 million at that date. If the Common Stock become subject to the penny stock rules, owners of the Company's common stock may find it more difficult to sell their shares.

Absence of Dividends

     The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

Item 7. Financial Statements

     The Company's financial statements for the fiscal years ending December 31, 1997, and 1996 are included herein and consist of:

     Balance Sheet (1997 and 1996)                                     F-2
     Statement of Operations and Deficit                               F-4
     Consolidated Statement of Stockholders' Equity (Deficit)          F-5
     Statement of Cash Flows                                           F-6
     Notes to Consolidated Financial Statements                        F-8


Item 8. Changes In And Disagreements With Accountants On Accounting And financial Disclosure

     There  have  been  no  changes  in  or  reported   disagreements  with  the
accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of The Exchange Act

     The following table sets forth information concerning the executive officers, directors and key employees of the Company:

     (a) The directors of the Company as of December 31, 1997 are set forth in the following table:

                                   Year First Elected As
       Name                Age     Director                Directorship Held
       ----                ---     --------                -----------------
     James Sim             76      1997                    Chairman of the Board
     Frank Carr            49      1997                    Director
     William J. Potter     48      1997                    Director

     Each Director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders.

     As at March 18, 1998, the resignation, because of deteriorating health, of the Chairman, Mr. James Sim, was accepted by the Board. At that date Mr. Carr was appointed Chairman of the Board.

     On March 18, 1998, Mr. Christopher John Brown, CPA, was appointed a Director of the Company.

     On March 18, 1998, Mr. Howard Messer, CPA, was appointed Chief Financial Officer of the Company.

     (b) The current executive officers of the Company are set forth in the following table:

                                  Year First
Name                       Age    Elected into Office    Office Held
----                       ---    -------------------    -----------
Frank Carr                 49     1997                   Chairman, President,
                                                         Chief Executive Officer

Howard Messer              45     1998                   Chief Financial Officer

Jason Beever               27     1997                   Vice President,
                                                         Speech Technologies

William J. Potter          48     1997                   Secretary & Director

Christopher J. Brown       40     1998                   Director


     Except for its agreement with Mr. Carr, there are no other employment contracts with the executive officers. Officers serve at the will of the Board of Directors.

     (c) The  following  persons are  considered a  significant  employee of the
Company:


     Frank Carr, Chairman, President and Chief Executive Officer. Mr. Carr has been a director, President and Chief Executive Officer of the Company since its inception in 1996. He has been the Chief Executive Officer of VNA, a public company listed on the Australia Stock Exchange Limited, for 5 years. He has been involved in company management and direction for 25 years and in 1986 was jointly awarded the Australian Business Entrepreneur of the Year Award for his work in establishing and developing a waste disposal business and, in the same year, his company was awarded the marketing award by the Australian Marketing Institute. Mr. Carr was elected to Fellowship of the Institute of Directors in the U.K. in 1981 and to Fellowship of the Australian Institute of Management in 1986.

     James Sim, Chairman of the Board. Mr. Sim has been the Company's Chairman of the Board since 1996. Mr. Sim has spent his career in banking, retiring as Director and General Manager (Area North) and a member of the court of Directors of the Bank of Ireland. Since his retirement, he has been appointed by the British Government as its representative to the board of directors of several companies, including that of Short Bros. Aircraft. He was the Founding Chairman of the Northern Island Co-

Ownership Housing Association ("NICHA"). NICHA is an initiative of Her Majesty's Government, funded by the British Department of the Environment, by which families are assisted to purchase their own homes in a part buy/part rent scheme. In the 15 years of its operation it has provided funding in excess of US$1 billion. He was also Vice-Chairman of the Progressive Building Society (assets in excess of US$500m). He is a Member of the Institute of Bankers in the United Kingdom and a Fellow of the Institute of Directors.

     Jason Beever, Vice President, Speech Technologies. Mr. Beever has been Vice President, Speech Technologies of the Company since 1996. Mr. Beever is VNA Group's General Manager for its speech recognition products and technologies. Formerly a computer programmer, he has for three years been responsible for the successful development, marketing and sale of such products; systems integration of voice recognition products; and the design, development and implementation of interactive voice response systems. He has most recently completed a certification program on the large vocabulary continuous speech technology with Philips Dictation Systems at Vienna, Austria. Mr. Beever graduated from Curtin University of Technology in Western Australia with a Bachelor of Science degree in computer science and marketing.

     William J. Potter, Secretary and Director. Mr. Potter has been Secretary and a Director of the Company since 1996. Mr. Potter is president of the Ridgewood Group International, Inc., a New York based investment bank, and Ridgewood Capital Funding, Inc., a NASD securities broker-dealer. Prior to establishing and owning the Ridgewood Capital Funding, Inc. and Ridgewood Partners, Ltd. in 1989, Mr. Potter was Managing Director for International Investment Banking at Prudential-Bache Securities Inc. and Director of Prudential-Bache Securities Canada Ltd. He was previously a senior executive with Barclays Bank PLC, and Toronto Dominion Bank. Mr. Potter received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from the Harvard Business School.

     Christopher J. Brown, Director. Mr. Brown was appointed Company Secretary of Voicenet (Aust) Ltd. in August of 1995 and to the Board of Voicenet (Aust) Ltd. in July of 1997. In his role as Company Secretary he is actively involved on a daily basis in the operations and direction of the Company. Mr. Brown is a principal of a leading Australian accounting firm, William Buck. He has extensive experience in the field of strategic planning, corporate marketing, international tax planning and technology transfer. He received his Masters degree in Business Administration from Curtin University of Technology in Perth and is, among his other pursuits, currently completing doctorate studies in the field of intellectual property and international technology transfer. He is a member of the Australian Society of CPA's, the Australian Institute of Management Consultants and the World Institute of Management Consultants.

     Howard Messer, Chief Financial Officer. Howard Messer is a CPA in the State of New Jersey. Since March of 1994, Mr. Messer served as Vice President of Finance of Compuflex Systems, Inc. and was instrumental in its acquisition and pooling of interests between it and Intec Overseas Software Limited. During that period Compuflex combined revenues grew at an annual rate of 50% per annum, Mr. Messer assisted the company in its acquisition of debt financing and, as a result of his business plan, in July 1997, Compuflex was acquired in a $12 million stock purchase agreement. He is a graduate of the University of Virginia with a B.S. Commerce degree and began his professional career with Arthur Andersen & Co. Mr. Messer left Arthur Andersen as an audit manager.

Remuneration

     Directors shall receive a fee of $10,000 per year per director for serving in such capacity. Additionally, each director has received options to acquire 50,000 shares of Common Stock for a price of $1.00 per share, exercisable over a period of five years, which options shall vest after 12 months of service as a director ("Directors' Options").

     The Company has retained Frank Carr as its President, Chief Executive Officer under remuneration contract at a fee of $180,000 per year for a three year term which commenced in October 1997.

     The Company had retained Ridgewood Group International, Ltd., of which Mr. William J. Potter, a Director and Secretary of the Company, is President and the major shareholder, as management advisor to the Company at a fee of $8,000 per month for a three year term which commenced November, 1997. However, that contract was terminated by mutual consent with effect from March 1, 1998. Mr. Potter, while he remains Company Secretary, will receive a remuneration of $2,000 per month.

     Except as set forth above, no director or executive officer of the Company is currently a director with any other Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

Election of Directors and Officers; Committees

     The Company's bylaws provide for a Board of Directors consisting of not less than three nor more than nine members who are elected annually by the shareholders. The officers of the Company are elected by the Board of Directors from time to time.

     The Company currently has no committees of its Board of Directors, but it is anticipated that standing audit and compensation committees will be established following the offering. It is expected that the audit and compensation committees will consist of three members of the Board, a majority of whom are not otherwise affiliated with the Company as officers or employers.

Employment Arrangements

     The Company has retained Frank Carr as its President, Chief Executive Officer under a remuneration contract at a fee of $180,000 per year for a three year term which commenced in October 1997.

     (d) Family Relationships

     No family relationships exist among the executive officers of the company.

Item 9. Executive Compensation

                           SUMMARY COMPENSATION TABLE

     No executive officer received compensation, annual salary, and bonus which exceeded

$100,000 in any of the fiscal years ended December 31, 1996 and 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, each director of the Company and all directors and officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common Stock owned by each such person and such group. In all cases, the named person individually or together with his spouse has sole voting power and sole investment power over the securities.

     (a) As of the December 31, 1997, five persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

     (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange
Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1997, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company's as a group:

Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership (2)     Percent of Class
-------------------                ------------------------     ----------------

Voicenet (Aust) Ltd.(1)
72 Kings Park Road
West Perth, Australia 6005              2,597,500                    79.6%

Frank Carr(1)
72 Kings Park Road
West Perth, Australia 6005                  0                           0%

James Sim
20 Trench Road
Comber, Northern Ireland                    0                           0%

William J. Potter(3)
380 Lexington Avenue
New York, NY  10138                       100,000                    2.67%

Quarten Holdings, Ltd.                    290,000                     8.9%
George Street
Caymen Islands

F.D. Costa(4)                             290,000                     8.9%

All Officers and Directors
as a group (2 persons)                    437,675                    13.4%

----------

(1) Reflects shares indirectly owned by Mr. Frank Carr who owns a majority of the shares in a private corporation which owns approximately 11% of VNA, a publicly owned Australian corporation. Mr. Carr is also Managing Director and Chief Executive Officer of VNA. Mr. Carr does not directly own any shares of the Company. By reason of his interest in and ability to control VNA, he will be able to elect all of the directors and otherwise control the Company.

(2) Includes the issuance of 562,500 shares to VNA upon conversion of the $4.5 million Promissory Note.

(3) Mr. Potter, a Director of the Company, beneficially owns these shares as the President and majority shareholder of Ridgewood Group International, Inc. which directly owns 100,000 shares of the Company's common stock.

(4) Includes 290,000 shares owned by Quartern Holdings, Ltd., Mr. Costa is an officer, director and principal shareholder of Quartern Holdings, Ltd., and through such position is an indirect Beneficial owner of the designated shares of the Company.

(5) Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by him or it.

Item 13. Certain Relationships and Related Transactions

     (a) All of the shareholders existing at the date of registration of the Prospectus of the Company acquired the outstanding 2,500,000 shares of the Company's common stock for $.01 per Share.

     In connection with the acquisition of the Technology from VNA, the Company agreed to pay VNA $4,500,000. This obligation is evidenced by a Promissory Note in the amount of $4,500,000, which bears no interest, secured by a first security interest collateral pledge of the Technology to VNA. By amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $8.00 per share. Upon conversion of the Promissory Note, 562,500 additional shares will be issued to VNA, the Selling Stockholder, in satisfaction of the Company's $4.5 million obligation. VNA elected to exercise its right of conversion and 562,500 shares of common stock were issued to VNA.

     The Company had entered into a one year oral agreement with Ridgewood Group International, Inc. for its office space and various associated office and administrative services, including telephones, postage, fax, courier, beverage; accounting personnel; and other miscellaneous overhead expenses, at 105% of cost to Ridgewood, payable monthly. Payments vary from month to month, but currently are approximately $3,000. That agreement was terminated in December 1997.

     (b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, 1997.

     (c) At December 31, 1997, no officers or directors were indebted to the Company.

     (d) See 7(b) above.

     (e) Reports on Form 8-K

     The Company filed no report on Form 8-K for the year ending December 31, 1997.

                                 VOICENET, INC.
                          (A Development Stage Company)

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED
  PUBLIC ACCOUNTANTS                                                         F-1

FINANCIAL STATEMENTS

  Balance Sheets                                                           F-2-3
  Statements of Operations                                                   F-4
  Statements of Stockholders' Equity                                         F-5
  Statements of Cash Flows                                                 F-6-7


NOTES TO FINANCIAL STATEMENTS                                             F-8-12

To the Board of Directors of
Voicenet, Inc.

We have audited the accompanying balance sheets of Voicenet, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the period April 2, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voicenet, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period April 2, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



New York, New York
March 13, 1998

                                 VOICENET, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996


                                     ASSETS


                                                      1997                1996
                                                  -----------          --------

CURRENT ASSETS
 Cash and cash equivalents                         $  909,217         $    8,970
 Prepaid expenses                                      11,382                -0-
                                                   ----------         ----------

       Total Current Assets                           920,599              8,970
                                                   ----------         ----------
OTHER ASSETS
 Deferred offering costs                                  -0-            112,654
 Organization costs, net                                1,300              1,700
 Intangible asset                                   4,500,000          4,500,000
 Security deposit                                       2,600                -0-
                                                   ----------         ----------
       Total Other Assets                           4,503,900          4,614,354
                                                   ----------         ----------

       TOTAL ASSETS                                $5,424,499         $4,623,324
                                                   ==========         ==========



The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1997            1996
                                                      -----------    -----------
CURRENT LIABILITIES
Accounts payable                                      $   138,643    $    74,029
 Due to Voicenet (Aust) Ltd.                              312,624         25,000
 Due to related party                                       4,000            -0-
 Note payable, Voicenet (Aust) Ltd.                           -0-      4,500,000
                                                      -----------    -----------

   TOTAL LIABILITIES                                      455,267      4,599,029

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding                -0-            -0-
 Common stock, $.01 par value, 10,000,000 shares
  authorized, 3,261,550 and 2,500,000 shares issued
  and outstanding in 1997 and 1996, respectively           32,616         25,000
 Additional paid-in-capital                             5,552,671             20
 Deficit accumulated during the development stage        (616,055)          (725)
                                                      -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                           4,969,232         24,295
                                                      -----------    -----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $ 5,424,499    $ 4,623,324
                                                      ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                    For the Year Ended December 31, 1997 and
       For the Period April 2, 1996 (Inception) Through December 31, 1996

                                                        For the Period  For the Period
                                                         April 2, 1996   April 2, 1996
                                                          (Inception)     (Inception)
                                                            through        through
                                                          December 31,   December 31,
                                               1997           1996           1997
                                            -----------   ------------- --------------

INTEREST INCOME                             $    38,372    $      106    $    38,478
                                            -----------    ----------    -----------
EXPENSES
 Insurance                                        4,377           -0-          4,377
 Professional fees                              307,996           -0-        307,996
 Officer's salary                                31,196           -0-         31,196
 Travel and promotion                           264,921           -0-        264,921
 Office expense                                  21,246           -0-         21,246
 Fees and licenses                                1,511           -0-          1,511
 Rent                                             5,835           -0-          5,835
 Amortization                                       400           300            700
 State and City franchise taxes                  15,092           528         15,620
 Bank charges                                     1,128             3          1,131
                                            -----------    ----------    -----------

     TOTAL EXPENSES                             653,702           831        654,533
                                            -----------    ----------    -----------

     NET LOSS                               $  (615,330)   $     (725)   $  (616,055)
                                            ===========    ==========    ===========

    Net Loss Per Share, Basic and Diluted   $     (0.23)   $     0.00

Weighted average number of common shares
 outstanding during the periods               2,619,327     2,500,000


The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the Year Ended December 31, 1997 and
       For the Period April 2, 1996 (Inception) Through December 31, 1996

                                                                                          Additional   Deficit Accumulated
                                                                    Common Stock           Paid-in        during the
                                                                Shares         Amount      Capital      Development Stage    Total
                                                                ------         ------      -------      -----------------    -----
Initial issuance of shares                                        1,000    $         1    $    25,019          $ -0-    $    25,020

Stock split                                                   2,499,000         24,999        (24,999)                          -0-

Net loss for the period April 2, 1996 (inception)
   through December 31, 1996                                                                                    (725)          (725)
                                                             -----------    -----------    -----------    -----------   -----------

Balance - December 31, 1996                                   2,500,000         25,000             20           (725)        24,295

Issuance of shares in connection with the initial
   public offering, net of offering costs                       188,250          1,883        971,984                       973,867

Issuance of shares on December 30, 1997                          10,800            108         86,292                        86,400

Conversion of debt to common shares                             562,500          5,625      4,494,375                     4,500,000

Net loss for the year ended December 31, 1997                                                               (615,330)      (615,330)
                                                            -----------    -----------    -----------    -----------    -----------
Balance - December 31, 1997                                   3,261,550    $    32,616    $ 5,552,671    $  (616,055)   $ 4,969,232
                                                            ===========    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                    For the Year Ended December 31, 1997 and
       For the Period April 2, 1996 (Inception) Through December 31, 1996

                                                                                                 April 2, 1996        April 2, 1996
                                                                                                 (Inception)           (Inception)
                                                                                                   through               through
                                                                                                 December 31,          December 31,
                                                                               1997                  1996                  1997
                                                                            -----------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $  (615,330)          $      (725)          $  (616,055)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Amortization expense                                                             400                   300                   700
   Increase in prepaid expenses                                                 (11,382)                  -0-               (11,382)
   Increase in accounts payable                                                  64,614                74,029               138,643
   Increase in security deposit                                                  (2,600)                  -0-                (2,600)
                                                                            -----------           -----------           -----------
     TOTAL ADJUSTMENTS                                                           51,032                74,329               125,361
                                                                            -----------           -----------           -----------
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                                      (564,298)               73,604              (490,694)
                                                                            -----------           -----------           -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Payments for organization costs                                                   -0-                (2,000)               (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                                             1,172,921                25,020             1,197,941
  Net advances from parent company                                              287,624                25,000               312,624
  Net advances, from related party                                                4,000                   -0-                 4,000
  Payments for deferred offering costs                                              -0-              (112,654)             (112,654)
                                                                            -----------           -----------           -----------

     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                    1,464,545               (62,634)            1,401,911
                                                                            -----------           -----------           -----------

      NET INCREASE IN CASH AND CASH                                             900,247                 8,970               909,217
       EQUIVALENTS

CASH AND CASH EQUIVALENTS-Beginning                                               8,970                   -0-                   -0-
                                                                            -----------           -----------           -----------

CASH AND CASH EQUIVALENTS-Ending                                            $   909,217           $     8,970           $   909,217
                                                                            ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

                    For the Year Ended December 31, 1997 and
       For the Period April 2, 1996 (Inception) Through December 31, 1996


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        April 2, 1996  April 2, 1996
                                                                        (Inception)     (Inception)
                                                                          through        through
                                                                         December 31,   December 31,
                                                            1997           1996            1997
                                                        ------------    ------------    ------------
Cash paid during the periods for:

      Income taxes                                       $    3,329                  $    3,329

Noncash investment and financing activities:

      Purchase of technology from Voicenet (Aust)
      Ltd. in exchange of a note payable                               $4,500,000    $4,500,000

      Conversion of note payable, Voicenet (Aust) Ltd.   $4,500,000                  $4,500,000
      to equity

      Deferred offering costs directly attributable to
      issuance of stock                                  $  112,654                  $  112,654


   The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

     Nature of Business

     Voicenet, Inc. (the "Company"), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems and of digital audio reporting, transcription, archiving and retrieval systems in North America, Central America and South America. The Company has not commenced operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company is majority-owned (80%) by Voicenet (Aust) Ltd. formerly known as Southern Group Limited, an Australian company.

     Successful operations are subject to certain risks and uncertainties including, among others, the Company's proposed operations which are subject to all the problems, expenses, delays and other risks inherent in developing and marketing a new product/service, actual and potential competition by entities with greater financial resources, experience and market presence than the Company. Further risks and uncertainties relate to technological advancements, the regulatory environment and the ability of the Company to generate sufficient revenue and obtain financing and additional equity.

     Net Loss Per  Share

     Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the year ended December 31, 1997 and for the period April 2, 1996 (inception) through December 31, 1996.
     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins, common stock issued at prices below the anticipated public offering price during the 12-month period prior to the Offering have been included in the calculation as if they were outstanding for the entire period presented.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. At December 31, 1997, the Company adopted SFAS 128 which eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires the presentation of basic and diluted EPS. Common stock equivalents have been excluded from weighted-average shares for the year ended December 31, 1997 as inclusion would be anti-dilutive. All prior periods have been restated to conform to the new pronouncement. The impact of adopting SFAS 128 was not material.

     Organization Costs

     Organization costs have been capitalized and are being amortized over five years using the straight-line method.

                                 VOICENET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued

     Intangible Asset

     The intangible asset related to the purchase of technology will be amortized using the straight-line method over twenty-five (25) years commencing when the Company begins generating revenue.

     Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of maximum amounts insured by FDIC at December 31, 1997.

     Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

     Stock Options

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS requires compensation expense to be recorded (I) using the fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25. Had the Company selected to recognize compensation costs based on fair value of the options at the date of grant as prescribed by SFAS 123, there would be no material effect from that recognized under APB 25 for the year ended December 31, 1997 and the period April 2, 1996 (inception) through December 31, 1996.

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The Company's financial instruments include cash and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes is stated at estimated fair market value.

                                 VOICENET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Stockholders' Equity

     At inception, the Company authorized 3,000 shares of $.001 par value common stock and issued 1,000 of these shares for $25,000.

     On September 15, 1996 the Company increased its number of authorized Common Shares to 10,000,000 and changed its par value of these shares to $.01 per share. In addition, the Company authorized 1,000,000 shares of blank check Preferred Stock, par value $.01 per share with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as the Company, subject to the State of Delaware, may determine from time to time.

     On September 15, 1996 the board of directors of the Company declared a 2,500-for-1 stock split. The financial statements have been adjusted to reflect this transaction.

     During 1997, the Company offered to sell as part of the initial public offering ("IPO") a minimum of 187,500 shares and a maximum of 1,875,000 shares at a public offering price of $8.00 per share. The IPO was completed on November 5, 1997, whereby 562,500 shares were issued to Voicenet (Aust) Ltd. at a price of $8.00 per share in full satisfaction of the $4.5 million obligation of the Company under the Promissory Note (see Note 4). 188,250 shares of common stock were sold to the public at $8.00 per share. The net proceeds form the sale of the common stock to the public amounted to $973,867, net of direct related costs of $532,133. On December 30, 1997, the Company sold an additional 10,800 shares of its common stock for $86,400. In accordance with the amended underwriting agreement, the underwriter has been issued warrants to purchase 11,250 shares of stock at an exercise price of $11.20 per share. The warrants expire on October 31, 2002 and no warrants have been exercised as of the balance sheet date.

NOTE 3 - Stock Option Plan

     In 1996 the Company adopted a Non-Qualified Stock Option Plan (the "Plan"). An aggregate of 500,000 shares of Common Stock are authorized for issuance under the Plan. The Plan provides that incentive and non-qualified options may be granted to officers and directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. Options granted under the plan are exercisable for a period of up to ten years from the date of grant. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying Common Stock on the date of the grant. As of December 31, 1997, no options have been issued by the Company.

                                 VOICENET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Purchase of Technology

     On August 1, 1996 the Company entered into a Technology Sales and Purchase Agreement (the "Technology Agreement") with Voicenet (Aust) Ltd. to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of twenty-five (25) years or the life of any patents and extensions granted under the patent applications. The rights acquired are for territories including North America, Central America and South America. These rights were originally purchased for $4,500,000 in the form of a noninterest-bearing promissory note. The note was converted into 562,500 shares of the Company's common stock with a conversion price of $8.00 per share in conjunction with the initial public offering (see Note 2).

NOTE 5 - Due to Voicenet (Aust) Ltd.

     The Company received advances from Voicenet (Aust) Ltd. and Voicenet (Aust) Ltd. incurred expenses on behalf of the Company for start-up purposes which have been expensed in the financial statements. The balance due to Voicenet
     (Aust)  Ltd.  at  December  31,  1997 and 1996 was  $312,624  and  $25,000,
     respectively. Such amounts are noninterest-bearing and due on demand.

NOTE 6 - Income Taxes

     The Company has no taxable income to date; therefore, no provision for federal income taxes has been made. The minimum state and local franchise taxes have been provided in the accompanying financial statements.

     The Company recognized deferred tax assets of $240,000 in connection with net operating loss carry forwards. A valuation allowance is required if based on the weight of evidence available, it is more likely than not that some portion or all of the deferred asset will not be realized. It was concluded that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 1997.

     Operating  loss  carry  forwards  which may  provide  future  tax  benefits
     approximate   $615,000  at  December  31,  1997.   These   operating   loss
     carryforwards expire through the year 2112.

                                 VOICENET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Related Party Transaction

     The Company has retained Ridgewood Group International Ltd. ("Ridgewood") for various advisory services since inception. Ridgewood is a shareholder in Voicenet, Inc. and a principal of Ridgewood is also a director of the Company. The Company paid Ridgewood $48,640 and $12,000 in 1997 and 1996, respectively.

NOTE 8 - Commitments

     Lease Agreement

     The Company rents its office premises on a month to month basis without a formal lease agreement. Rent expense was $5,835 and $-0- for 1997 and 1996, respectively.

     Employment Agreements

     On November 5, 1997, the Company entered into a three year employment agreement with an officer of the Company whereby the Company will pay a salary of $180,000 per annum plus direct expenses. Salary expense relating to this agreement was $31,196 and $-0- for 1997 and 1996, respectively.

NOTE 9 - Subsequent Event

     On February 1, 1998 the Company entered into a one year consulting agreement with IPAC, Inc. ("IPAC"), whereby IPAC will provide consulting and product development services for a monthly fee of $10,000 plus direct expenses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VOICENET, INC.


                                    By: /s/ Frank Carr
                                       -----------------------------------------
                                         Frank Carr, Chairman and
                                         Chief Executive Officer


                                    Date: April 14, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Title                           Date
         ----------                     -----                           ----


/s/ Frank Carr
-------------------------  President, Chief Executive Officer     April 14, 1998
Frank Carr                 Director, Principal Executive Officer

/s/ Howard Messer
-------------------------  Chief Financial Officer                April 14, 1998
Howard Messer              Principal Accounting Officer

/s/ William J. Potter
-------------------------  Director                               April 14, 1998
William J. Potter

/s/ Christopher J. Brown
-------------------------  Director                               April 14, 1998
Christopher J. Brown