Form 10QSB
period 1998-03-31
VOICENET INC
filed 1998-05-20
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                           300 Park Avenue, 17th Floor
                               New York, NY 10022
                    (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,261,550.

                                 VOICENET, INC.

                                      INDEX

Part I - Financial Statements:

         Balance Sheets - March 31, 1998 and December 31, 1997 ...........     3

         Statement of Operations - For the Three Months Ended
         March 31, 1998 and March 31, 1997 ...............................     4

         Statement of Cash Flows - For the Three
         Months Ended March 31, 1998 and March 31, 1997 ..................     5

         Statement of Stockholders' Equity - For the
         Period April 2, 1996 (Inception) through ........................     6
         March 31, 1998

         Notes to Unaudited Financial Statements .........................     7

         Management's Discussion and Analysis or
         Plan of Operation ...............................................     9

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                    March 31,     December 31,
                                                                      1998            1997
                                                                   (unaudited)     (audited)
                                                                   -----------    -----------
ASSETS

CURRENT ASSETS

   Cash and Cash Equivalents                                       $   375,527    $   909,217
   Prepaid Expenses                                                     11,382         11,382
                                                                   -----------    -----------
      Total Current Assets                                             386,909        920,599

      Organization Costs, Net                                            1,300          1,300
      Intangible Assets                                              4,500,000      4,500,000
      Security Deposits                                                  2,600          2,600
                                                                   -----------    -----------
      Total Assets                                                 $ 4,890,809    $ 5,424,499
                                                                   ===========    ===========
CURRENT LIABILITIES
   Accounts Payable                                                $    92,089    $   138,643
   Due to Parent Company                                                              312,624
   Other                                                                                4,000
                                                                   -----------    -----------

      Total Current Liabilities                                         92,089        455,267
                                                                   -----------    -----------
      Stockholders' Equity
      Preferred Stock, $.01 par value, 1,000,000
      shares authorized, no shares outstanding                             -0-            -0-
      Common Stock, $.01 par value, 10,000,000
      shares authorized, 3,261,550 shares issued and outstanding        32,616         32,616
Additional Paid in Capital                                           5,552,671      5,552,671
Deficit accumulated during developmental stage                        (786,567)      (616,055)
                                                                   -----------    -----------
Total Stockholders' Equity                                           4,798,720      4,969,232
                                                                   -----------    -----------

Total Liabilities and Stockholders' Equity                         $ 4,890,809    $ 5,424,499
                                                                   ===========    ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                             For the period
                                                                              April 2, 1996
                                          Three Months    Three Months     (date of inception)
                                             Ended           Ended              through
                                           March 31,        March 31,           March 31,
                                             1998             1997                1998
                                          (unaudited)      (unaudited)         (unaudited)
                                          -----------      -----------         -----------
Interest Income                           $     2,544      $        16         $    41,022
Other Income                                   13,345                               13,345
                                          -----------      -----------         -----------
Total Income                                   15,889               16              54,367
                                          -----------      -----------         -----------

   Total General and Administrative
     Expenses                                 186,401            1,972             840,934
                                          -----------      -----------         -----------
   Loss from Operations                      (170,512)          (1,956)           (785,567)
                                          -----------      -----------         -----------
   Net Loss                               ($  170,512)     ($    1,956)        ($  785,567)
                                          ===========      ===========         ===========
    Net Loss per Common Share             $       .05      $       .00
                                          ===========      ===========
    Weighted average number of
     shares outstanding during the
     period                                 3,261,550        3,261,550
                                          ===========      ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                                 For the period
                                                                                                                  April 2, 1996
                                                                                                               (date of inception)
                                                                  Three Months Ended                                  through
                                                                    March 31, 1998          Year Ended            March 31, 1998
                                                                     (unaudited)         December 31, 1997          (unaudited)
                                                                  ------------------     ------------------     ------------------
Cash Flows from Operating Activities

   Net Loss                                                          $(170,512)             $  (615,330)          $  (786,567)
                                                                     ---------              -----------           -----------

   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Increase (Decrease) in Accounts Payable
       and Due to Related Parties                                     (363,178)                  64,614             (226,535)
     Amortization Expense                                                                           400                   700
     Increase in Prepaid Expense                                                                (11,382)              (11,382)
     Increase in Security Deposit                                                                (2,600)               (2,600)
                                                                     ---------              -----------           -----------

     Total Adjustments                                                (363,178)                  51,032             (239,817)
                                                                     ---------              -----------           -----------
     Net cash provided by operating activities                        (533,690)                (564,298)           (1,026,384)
                                                                     ---------              -----------           -----------
   Cash Flows used in Investing Activities

     Payments for Organization Costs                                       -0-                      -0-               (2,000)
                                                                     ---------              -----------           -----------
     Net cash used for investing activities                                -0-                      -0-               (2,000)
                                                                     ---------              -----------           -----------
   Cash Flows from Financing Activities

     Proceeds from issuance of stock                                                          1,172,921             1,197,941
     Net advances from Parent Company                                                           287,624               312,624
     Advances from Related Party Company                                                          4,000                 4,000
     Payments for deferred offering costs                                                           -0-             (112,654)
                                                                     ---------              -----------           -----------
     Net cash used in financing activities                                 -0-                1,464,545             1,401,911
                                                                     ---------              -----------           -----------
     Net (decrease) increase in cash and cash equivalents             (533,690)                 900,247               375,527

     Cash and cash equivalents, beginning of period                    909,217                    8,970                   -0-
                                                                     ---------              -----------           -----------
     Cash and cash equivalents, end of period                        $ 375,527              $   909,217           $   375,527
                                                                     =========              ===========           ===========



                      See notes to the financial statements

                                 VOICENET, INC.
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

        For the Period April 2, 1996 (Inception) Through March 31, 1998

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                           Additional    during the
                                                                    Common Stock            Paid-in      Development
                                                              Shares         Amount         Capital         Stage          Total
                                                            -----------    -----------    -----------    -----------    -----------
Initial issuance of shares                                        1,000    $         1    $    25,019    $       -0-    $    25,020
Stock split                                                   2,499,000         24,999        (24,999)                          -0-
Net loss for the period April 2, 1996 (inception)
  through December 31, 1996                                                                                     (725)          (725)
                                                            -----------    -----------    -----------    -----------    -----------
Balance - December 31, 1996                                   2,500,000         25,000             20           (725)        24,295
Issuance of shares in connection with the initial
  public offering, net of offering costs                        188,250          1,583        971,984                       973,867
Issuance of shares on December 30, 1997                          10,800            108         86,292                        86,400
Conversion of debt to common shares                             562,500          5,625      4,494,375                     4,500,000
Net loss for the year ended December 31, 1997                                                               (615,330)      (615,330)
                                                            -----------    -----------    -----------    -----------    -----------
Balance - December 31, 1997                                   3,261,550    $    32,616    $ 5,552,671    $  (616,055)   $ 4,969,232
                                                            ===========    ===========    ===========    ===========    ===========

Three months ended March 31, 1998                                  --             --             --         (170,512)      (170,512)
                                                            -----------    -----------    -----------    -----------    -----------
  Net loss                                                    3,261,550    $    32,616    $ 5,552,671    $  (786,567)   $ 4,798,720
                                                            ===========    ===========    ===========    ===========    ===========

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

Note 2 - Nature of Business

Voicenet, Inc. (the "Company"), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems and of digital audio reporting, transcription, archiving and retrieval systems in North America, Central America and South America. The Company has not commenced operations and is considered a developmental stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company is majority-owned (63%) by Voicenet (Aust.) Ltd. ("VNA"), an Australian company.

Note 3 - Net Loss Per Common Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the periods presented. The effect of the stock options and warrants on the net loss per share was antidilutive for the periods presented.

Note 4 - Purchase of Technology

On August 1, 1996 the Company entered into a Technology Sales and Purchase Agreement (the "Technology Agreement") with VNA to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of twenty-five (25) years or the life of any patents and extensions granted under the patent applications. The rights acquired are for territories including North America, Central America and South America. These rights were purchased for $4,500,000 in the form of a noninterest-bearing promissory note, further described below.

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


On August 31, 1996, as amended effective November 1,1996 and December 31, 1996, the Company executed a $4,500,000 promissory note payable to Southern in conjunction with the above agreement. The note was noninterest-bearing and payable as follows: (a) $2.5 million upon the earlier of October 31, 1997 or the successful closing of the Company's public securities offering, (b) $1 million upon the earlier of October 31, 1997 or the first signed installation contract for a COURTSMART system in the United States of at least $30,000, and (c) $1 million on October 31, 1997. If not earlier paid, the full outstanding principle shall be due in full on October 31, 1997. The Company has granted to Southern, as collateral, a security interest in all assets of the Company. See Note 6.

Note 5 - Due to Parent Company

The Company was advanced monies by VNA for start-up purposes. Such amounts are noninterest bearing and have no definitive repayment terms. The balance as of December 31, 1997 amounted to $312,624. The amounts due were repaid in the first quarter of 1998.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company was formed in April 1996. The Company was organized for the purpose of acquiring and marketing speech recognition technologies and systems (the "Speech Technologies") developed by Voicenet (Aust.) Ltd. (formerly Southern Group Limited) ("VNA"), an Australian publicly traded company listed on the Australian Stock Exchange, which is the Company's majority shareholder. The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. Since its inception in April 1996, the Company has devoted substantially all of its efforts and resources to raising capital through an initial public offering of its common stock. As of March 31, 1998, the Company had a total accumulated deficit of $786,567.

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

     The Company had no revenues from continuing operations in the year ending December 31, 1997 or the quarter ending March 31, 1998. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, priniting, marketing and travel expenditures incurred in pursuing its capital raising activities, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to commence during 1998, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING MARCH 31, l998; COMPARED WITH MARCH 31, l997.

     Net losses increased from $1,956 for the three months ending March 31, l997 to $170,512 for the three months ending March 31, l998. The Company had no revenue or operating income for the quarters ended March 31, l997 and March 31, l998 from continuing operations. The Company had interest income of $2,544 for the three months ended March 31, l998 and $16 in the comparable prior period. Total general, administrative and development expenses were $186,401 for the three months ending March 31, 1998 in comparison to $1,972 in the comparable prior period. The increase in these costs from l997 to l998 was in most expense categories.

     At December 31, 1997, the Company had assets of $5,424,499 compared to total assets of $4,890,809 at March 31, 1998, a decrease of $533,690. At December 31, 1997, the Company had total liabilities of $455,267 compared to total liabilities of $92,089 at March 31, l998, a decrease of $363,178. At
December 31, 1997, the Company had a total stockholders' equity of $4,969,232 compared to total stockholders' equity at March 31, l998 of $4,798,720.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital as of December 31, 1997 of $465,332 in comparison $294,820 as of March 31, l998. The Company had an accumulated deficit of $616,055 as of December 31, 1997 in comparison to an accumulated deficit of $786,567 as of March 31, l998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended March 31, l998 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

     On November 5, 1997, the Company successfully completed an initial public offering of its common stock. In the public offering, 562,500 shares of common stock were issued to VNA at a conversion price of $8.00 per share in payment and satisfaction of a $4.5 million promissory note which the Company had executed and delivered to VNA in August 1996 pusuant to the purchase of digital technology from VNA under a Technology Purchase Agreement dated August 1, 1996, and 188,250 shares of common stock were sold to new shareholders at the price of $8.00 per share. After the underwriters selling commission and discount, the Company had net proceeds of approximately $973,867. In addition, the Company incurred approximately $532,133 in transaction costs in connection with the offering, including filing fees, attorneys fees, accountants fees, printing costs, tranfser agent's fees, travel expenses and other costs and expenses.

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

Dated: May 20, 1998

                                    VOICENET, INC.


                                    By:  /s/ Howard Messer
                                         --------------------------------------
                                         Howard Messer
                                         Principal Accounting Officer