Form 10QSB
period 1998-06-30
VOICENET INC
filed 1998-08-07
CIK 1023745

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,261,550.

                                 VOICENET, INC.
                                      INDEX

Part I - Financial Statements:
            Balance Sheets - June 30, 1998 and December 31, 1997.............  3

            Statement of Operations - For the Six Months Ended
            June 30, 1998 and June 30, 1997..................................  4

            Statement of Cash Flows - For the Three
            Months Ended June 30, 1998 and June 30, 1997.....................  5

            Statement of Stockholders' Equity - For the
            Period April 2, 1996 (Inception) through June 30, 1998...........  6

            Notes to Unaudited Financial Statements..........................  7

            Management's Discussion and Analysis or
            Plan of Operation................................................  9

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                           June 30,     December 31,
                                                                            1998           1997
                                                                         (unaudited)     (audited)
                                                                         -----------   -------------
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents ...........................................   $   157,947    $   909,217
Investments ..........................................................       27,965
 Prepaid Expenses ....................................................        11,382         11,382
                                                                         -----------    -----------
            Total Current Assets .....................................       197,294        920,599
            Organization Costs, Net ..................................         1,300          1,300
            Intangible Assets ........................................     4,500,000      4,500,000
            Security Deposits ........................................        15,075          2,600
                                                                         -----------    -----------
            Total Assets .............................................   $ 4,713,669    $ 5,424,499
                                                                         ===========    ===========
CURRENT LIABILITIES
      Accounts Payable ...............................................   $    68,934    $   138,643
      Due to Parent Company ..........................................                      312,624
      Other ..........................................................                        4,000
                                                                         -----------    -----------
            Total Current Liabilities ................................        68,934        455,267
                                                                         -----------    -----------
            Stockholders' Equity
            Preferred Stock, $.01 par value, 1,000,000
            shares authorized, no shares outstanding .................           -0-            -0-
            Common Stock, $.01 par value, 10,000,000
            shares authorized, 3,261,550 shares issued and outstanding        32,616         32,616
Additional Paid in Capital ...........................................     5,552,671      5,552,671
Deficit accumulated during developmental stage .......................      (940,552)      (616,055)
                                                                         -----------    -----------
Total Stockholders' Equity ...........................................     4,644,735      4,969,232
                                                                         -----------    -----------
Total Liabilities and Stockholders' Equity ...........................   $ 4,713,669    $ 5,424,499
                                                                         ===========    ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                           For the period
                                                                            April 2, 1996
                                          Three Months     Three Months  (date of inception)
                                             Ended            Ended           through
                                            June 30,         June 30,         June 30,
                                              1998             1997             1998
                                          (unaudited)       (unaudited)     (unaudited)
                                          -----------       -----------     -----------
Interest Income .......................         $2,381             $16         $43,403
Other Income ..........................                                         13,345
                                           -----------     -----------     -----------
Total Income ..........................          2,381              16          56,748
                                           -----------     -----------     -----------

      Total General and Administrative
          Expenses ....................        157,366           4,000         997,300
                                           -----------     -----------     -----------
      Loss from Operations ............       (154,985)         (1,956)       (940,552)
                                           -----------     -----------     -----------
      Net Loss ........................      ($154,985)        ($1,956)      ($940,552)
                                           ===========     ===========     ===========
        Net Loss per Common Share .....           $.05            $.00
                                           ===========     ===========
        Weighted average number of
          shares outstanding during the
          period ......................      3,261,550       3,261,550
                                           ===========     ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                       For the period
                                                                                                        April 2, 1996
                                                                    Three Months                     (date of inception)
                                                                       Ended                              through
                                                                      June 30,          Year Ended        June 30,
                                                                        1998           December 31,         1998
                                                                    (unaudited)            1997          (unaudited)
                                                                    ------------       -----------    ------------------
Cash Flows from Operating Activities

      Net Loss ...............................................      $  (154,985)      $  (615,330)      $  (940,552)
                                                                    -----------       -----------       -----------

      Adjustments to reconcile net loss to net cash
          provided by operating activities:
          Increase (Decrease) in Accounts Payable
              and Due to Related Parties .....................          (22,155)           64,614          (247,690)
          Amortization Expense ...............................                                400               700
          Increase in Prepaid Expense ........................                            (11,382)          (11,382)
          Increase in Security Deposit and investments .......          (40,440)           (2,600)          (43,040)
                                                                    -----------       -----------       -----------

          Total Adjustments ..................................          (62,595)           51,032          (301,412)
                                                                    -----------       -----------       -----------
          Net cash provided by operating activities ..........         (217,580)         (564,298)       (1,241,964)
                                                                    -----------       -----------       -----------
      Cash Flows used in Investing Activities

          Payments for Organization Costs ....................              -0-               -0-            (2,000)
                                                                    -----------       -----------       -----------
          Net cash used for investing activities .............              -0-               -0-            (2,000)
                                                                    -----------       -----------       -----------
      Cash Flows from Financing Activities

          Proceeds from issuance of stock ....................                          1,172,921         1,197,941
          Net advances from Parent Company ...................                            287,624           312,624
          Advances from Related Party Company ................                              4,000             4,000
          Payments for deferred offering costs ...............                                -0-          (112,654)
                                                                    -----------       -----------       -----------
          Net cash used in financing activities ..............              -0-         1,464,545         1,401,911
                                                                    -----------       -----------       -----------
          Net (decrease) increase in cash and cash equivalents         (217,580)         (533,690)          157,947

          Cash and cash equivalents, beginning of period .....          375,527             8,970               -0-
                                                                    -----------       -----------       -----------
          Cash and cash equivalents, end of period ...........      $   157,947       $   909,217       $   157,947
                                                                    ===========       ===========       ===========

                      See notes to the financial statements

                                 VOICENET, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

     For the Period April 2, 1996 (Inception) Through June 30, 1998

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                      Additional     during the
                                                               Common Stock             Paid-in      Development
                                                           Shares         Amount        Capital         Stage          Total
                                                        -----------    -----------    -----------    -----------    -----------
    Initial issuance of shares ......................         1,000    $         1    $    25,019          $ -0-    $    25,020
    Stock split .....................................     2,499,000         24,999        (24,999)                          -0-
    Net loss for the period April 2, 1996 (inception)
        through December 31, 1996 ...................                                                       (725)          (725)
                                                        -----------    -----------    -----------    -----------    -----------
    Balance - December 31, 1996 .....................     2,500,000         25,000             20           (725)        24,295
    Issuance of shares in connection with the initial
        public offering, net of offering costs ......       188,250          1,583        971,984                       973,867
    Issuance of shares on December 30, 1997 .........        10,800            108         86,292                        86,400
    Conversion of debt to common shares .............       562,500          5,625      4,494,375                     4,500,000
    Net loss for the year ended December 31, 1997 ...                                                   (615,330)      (615,330)
                                                        -----------    -----------    -----------    -----------    -----------
    Balance - December 31, 1997 .....................     3,261,550    $    32,616    $ 5,552,671    $  (616,055)   $ 4,969,232
                                                        ===========    ===========    ===========    ===========    ===========
    Six  months ended June 30, 1998 .................            --             --             --       (324,497)      (324,497)
                                                        -----------    -----------    -----------    -----------    -----------
        Net loss ....................................     3,261,550    $    32,616    $ 5,552,671    $  (940,552)   $ 4,644,735
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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company was formed in April 1996. The Company was organized for the purpose of acquiring and marketing speech recognition technologies and systems (the "Speech Technologies") developed by Voicenet (Aust.) Ltd. (formerly Southern Group Limited) ("VNA"), an Australian publicly traded company listed on the Australian Stock Exchange, which is the Company's majority shareholder. The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. Since its inception in April 1996, the Company has devoted substantially all of its efforts and resources to raising capital through an initial public offering of its common stock. As of June 30, 1998, the Company had a total accumulated deficit of $940,552.

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

     The Company had no revenues from continuing operations in the year ending December 31, 1997 or the quarter ending June 30, 1998. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, priniting, marketing and travel expenditures incurred in pursuing its capital raising activities, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to commence during 1998, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING JUNE 30, l998; COMPARED WITH JUNE 30, l997.

     Net losses increased from $3,984 for the three months ending June 30, l997 to $154,985 for the three months ending June 30, l998. The Company had no revenue or operating income for the quarters ended June 30, l997 and June 30, l998 from continuing operations. The Company had interest income of $2,381 for the three months ended June 30, l998 and $16 in the comparable prior period. Total general, administrative and development expenses were $157,366 for the three months ending June 30, 1998 in comparison to $4,000 in the comparable prior period. The increase in these costs from l997 to l998 was in most expense categories.

     At December 31, 1997, the Company had assets of $5,424,499 compared to total assets of $4,713,669 at June 30, 1998, a decrease of $710,830. At December 31, 1997, the Company had total liabilities of $455,267 compared to total liabilities of $63,984 at June 30, l998, a decrease of $391,283. At December 31, 1997, the Company had a total stockholders' equity of $4,969,232 compared to total stockholders' equity at June 30, l998 of $4,644,735.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital as of December 31, 1997 of $465,332 in comparison $128,360 as of June 30, l998. The Company had an accumulated deficit of $616,055 as of December 31, 1997 in comparison to an accumulated deficit of $940,552 as of June 30, l998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the three months ended June 30, l998 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

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

Dated: July 29, 1998

                                                 VOICENET, INC.
                                                 By: /s/ Howard Messer
                                                 ------------------------------
                                                 Howard Messer
                                                 Principal Accounting Officer