Form 10QSB
period 1998-09-30
VOICENET INC
filed 1998-11-18
CIK 1023745

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                 VOICENET, INC.
                                      INDEX

Part I - Financial Statements:
            Balance Sheets - September 30, 1998 and December 31, 1997........  3

            Statement of Operations - For the Six Months Ended
            September 30, 1998 and September 30, 1997........................  4

            Statement of Cash Flows - For the Three
            Months Ended September 30, 1998 and September 30, 1997...........  5

            Statement of Stockholders' Equity - For the
            Period April 2, 1996 (Inception) through September 30, 1998......  6

            Notes to Unaudited Financial Statements..........................  7

            Management's Discussion and Analysis or
            Plan of Operation................................................  9

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                              September 30,         December 31,
                                                                                  1998                 1997
                                                                               (unaudited)           (audited)
                                                                              -------------         ------------
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents .................................................   $    63,389          $   909,217
 Accounts Receivable .......................................................        45,500
 Investments ...............................................................        27,965
 Prepaid Expenses ..........................................................        11,382               11,382
                                                                               -----------          -----------
            Total Current Assets ...........................................       148,236              920,599
            Organization Costs, Net ........................................         1,300                1,300
            Intangible Assets ..............................................     4,500,000            4,500,000
            Security Deposits ..............................................        15,090                2,600
                                                                               -----------          -----------
            Total Assets ...................................................   $ 4,664,626          $ 5,424,499
                                                                               ===========          ===========
CURRENT LIABILITIES
      Accounts Payable .....................................................   $    78,383          $   138,643
      Due to Parent Company ................................................            --              312,624
      Other ................................................................            --                4,000
                                                                               -----------          -----------
            Total Current Liabilities ......................................        78,383              455,267
                                                                               -----------          -----------
            Stockholders' Equity
            Preferred Stock, $.01 par value, 1,000,000
            shares authorized, no shares outstanding .......................           -0-                  -0-
            Common Stock, $.01 par value, 10,000,000
            shares authorized, 3,261,550 shares issued and outstanding .....        32,616               32,616
Additional Paid in Capital .................................................     5,552,671            5,552,671
Deficit accumulated during developmental stage .............................      (999,044)            (616,055)
                                                                               -----------          -----------
Total Stockholders' Equity .................................................     4,586,243            4,969,232
                                                                               -----------          -----------
Total Liabilities and Stockholders' Equity .................................   $ 4,664,626          $ 5,424,499
                                                                               ===========          ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                             For the period
                                                                                              April 2, 1996
                                                      Three Months       Three Months      (date of inception)
                                                         Ended               Ended              through
                                                      September 30,      September 30,       September 30,
                                                         1998                1997                1998
                                                      (unaudited)         (unaudited)         (unaudited)
                                                      -----------        -------------     ------------------
Revenues ........................................     $    45,500                             $    45,500
Interest Income .................................           3,668         $        16              47,011
Other Income ....................................                                                  13,345
                                                      -----------         -----------         -----------
Total Income ....................................          49,108                  16             105,856
                                                      -----------         -----------         -----------
      Cost of Sales .............................           7,958                --                 7,958
      General and Administrative
          Expenses ..............................          99,642               4,000           1,096,942
                                                      -----------         -----------         -----------
      Loss from Operations ......................         (58,492)             (3,984)           (999,044)
                                                      -----------         -----------         -----------
      Net Loss ..................................     ($   58,492)        ($    3,984)        ($  999,044)
                                                      ===========         ===========         ===========
        Net Loss per Common Share ...............     $       .02         $       .00
                                                      ===========         ===========
        Weighted average number of
          shares outstanding during the
          period ................................       3,261,550           3,261,550
                                                      ===========         ===========


                      See notes to the financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                        For the period
                                                                                                         April 2, 1996
                                                                    Three Months                      (date of inception)
                                                                       Ended                               through
                                                                    September 30,      Year Ended        September 30,
                                                                        1998          December 31,           1998
                                                                     (unaudited)          1997            (unaudited)
                                                                    -------------     ------------    ------------------
Cash Flows from Operating Activities

      Net Loss ...............................................      $   (58,492)      $  (615,330)      $  (999,044)
                                                                    -----------       -----------       -----------

      Adjustments to reconcile net loss to net cash
          provided by operating activities:
          (Increase) in Accounts Payable .....................          (45,500)                            (45,500)
          Increase (Decrease) in Accounts Payable
              and Due to Related Parties .....................            9,449            64,614          (238,241)
          Amortization Expense ...............................                                400               700
          Increase in Prepaid Expense ........................                            (11,382)          (11,382)
          Increase in Security Deposit and investments .......              (15)           (2,600)          (43,055)
                                                                    -----------       -----------       -----------

          Total Adjustments ..................................          (36,066)           51,032          (337,478)
                                                                    -----------       -----------       -----------
          Net cash provided by operating activities ..........          (94,558)         (564,298)       (1,336,522)
                                                                    -----------       -----------       -----------
      Cash Flows used in Investing Activities

          Payments for Organization Costs ....................              -0-               -0-            (2,000)
                                                                    -----------       -----------       -----------
          Net cash used for investing activities .............              -0-               -0-            (2,000)
                                                                    -----------       -----------       -----------
      Cash Flows from Financing Activities

          Proceeds from issuance of stock ....................                          1,172,921         1,197,941
          Net advances from Parent Company ...................                            287,624           312,624
          Advances from Related Party Company ................                              4,000             4,000
          Payments for deferred offering costs ...............                                -0-          (112,654)
                                                                    -----------       -----------       -----------
          Net cash used in financing activities ..............              -0-         1,464,545         1,401,911
                                                                    -----------       -----------       -----------
          Net (decrease) increase in cash and cash equivalents          (94,558)         (533,690)           63,389

          Cash and cash equivalents, beginning of period .....          157,947             8,970               -0-
                                                                    -----------       -----------       -----------
          Cash and cash equivalents, end of period ...........      $    63,389       $   909,217       $    63,389
                                                                    ===========       ===========       ===========

                      See notes to the financial statements

                                 VOICENET, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

       For the Period April 2, 1996 (Inception) Through September 30, 1998

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                      Additional     during the
                                                               Common Stock             Paid-in      Development
                                                           Shares         Amount        Capital         Stage          Total
                                                        -----------    -----------    -----------    -----------    -----------
    Initial issuance of shares ......................         1,000    $         1    $    25,019          $ -0-    $    25,020
    Stock split .....................................     2,499,000         24,999        (24,999)                          -0-
    Net loss for the period April 2, 1996 (inception)
        through December 31, 1996 ...................                                                       (725)          (725)
                                                        -----------    -----------    -----------    -----------    -----------
    Balance - December 31, 1996 .....................     2,500,000         25,000             20           (725)        24,295
    Issuance of shares in connection with the initial
        public offering, net of offering costs ......       188,250          1,583        971,984                       973,867
    Issuance of shares on December 30, 1997 .........        10,800            108         86,292                        86,400
    Conversion of debt to common shares .............       562,500          5,625      4,494,375                     4,500,000
    Net loss for the year ended December 31, 1997 ...                                                   (615,330)      (615,330)
                                                        -----------    -----------    -----------    -----------    -----------
    Balance - December 31, 1997 .....................     3,261,550    $    32,616    $ 5,552,671    $  (616,055)   $ 4,969,232
                                                        ===========    ===========    ===========    ===========    ===========
    Nine months ended September 30, 1998 ............            --             --             --       (382,989)      (382,989)
                                                        -----------    -----------    -----------    -----------    -----------
        Net loss ....................................     3,261,550    $    32,616    $ 5,552,671    $  (999,044)   $ 4,586,243
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

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

On August 31, 1996, as amended effective November 1, 1996 and December 31, 1996, the Company executed a $4,500,000 promissory note payable to Southern in conjunction with the above agreement. The note was noninterest-bearing and payable as follows: (a) $2.5 million upon the earlier of October 31, 1997 or the successful closing of the Company's public securities offering, (b) $1 million upon the earlier of October 31, 1997 or the first signed installation contract for a COURTSMART system in the United States of at least $30,000, and (c) $1 million on October 31, 1997. If not earlier paid, the full outstanding principle shall be due in full on October 31, 1997. The Company has granted to Southern, as collateral, a security interest in all assets of the Company. See Note 6.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company was formed in April 1996. The Company was organized for the purpose of acquiring and marketing speech recognition technologies and systems (the "Speech Technologies") developed by Voicenet (Aust.) Ltd. (formerly Southern Group Limited) ("VNA"), an Australian publicly traded company listed on the Australian Stock Exchange, which is the Company's majority shareholder. The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. Since its inception in April 1996, the Company has devoted substantially all of its efforts and resources to raising capital through an initial public offering of its common stock. As of September 30, 1998, the Company had a total accumulated deficit of $999,044.

     Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, and in other sections of this Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are important risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement. The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report and the Sections entitled "Risk Factors" in the Company's Form SB-2 dated October 7, 1997 and in Form 10-KSB for the year ended December 31, 1997.

     The Company had minimal revenues from continuing operations from inception through the quarter ending September 30, 1998. Revenue aggregating $45,500 occurred in the third quarter of 1998. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, priniting, marketing and travel expenditures incurred in pursuing its capital raising activities, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to continue during 1998, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDING SEPTEMBER 30, l998; COMPARED WITH SEPTEMBER 30, l997.

     Net losses increased from $3,984 for the three months ending September 30, l997 to $58,492 for the three months ending September 30, l998. The Company had no revenue or operating income for the quarter ended September 30, l997. Revenues for the three months ended September 30, 1998 approximates $45,500. The Company had interest income of $3,608 for the three months ended September 30, l998 and $16 in the comparable prior period. Total general, administrative and development expenses were $99,642 for the three months ending September 30, 1998 in comparison to $4,000 in the comparable prior period. The increase in these costs from l997 to l998 was in most expense categories.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital as of December 31, 1997 of $465,332 in comparison $69,853 as of September 30, l998. The Company had an accumulated deficit of $616,055 as of December 31, 1997 in comparison to an accumulated deficit of $999,044 as of September 30, l998. The increase in the accumulated deficit is primarily related to continuing operating costs with minimal operating income. For the three months ended September 30, l998 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

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

The Company does not currently possess a bank source of financing and has had minimal revenues. The Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

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

     The Company believes that its existing cash and cash equivalents excluding any potential cash flow from operating revenues, will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 6 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing activities, including the creation and progress of its sales and marketing operations, (ii) the effect of competing technological and market developments, from competitors that have greater resources than the Company. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

     Unless the Company is able to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company in its development phase raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate fees from the sale of its services, to conserve liquidity by setting marketing and other priorities and reducing expenditures, to obtain bank financing and to obtain additional funds through offering of its securities. The Company's ability to obtain funds through an offering of its debt securities is limited by its lack of significant revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 1998

                                                 VOICENET, INC.
                                                 By: /s/ Howard Messer
                                                 ------------------------------
                                                 Howard Messer
                                                 Principal Accounting Officer