Form 10KSB
period 1998-12-31
VOICENET INC
filed 1999-04-15
CIK 1023745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998 Commission File Number 333-12979

                                 VOICENET, INC.
           (Name of small business issuer as specified in its charter)

              DELAWARE                                      13-3896031
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

    1040 First Avenue, New York, NY                            10022
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (212) 642-5476

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

YES  X         NO
   -----         -----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

    State Issuer's revenues for its most recent fiscal year: $45,500

    As of December 31, 1998: (a) 3,338,650 Common Shares, $.01 par value, of the registrant were outstanding; (b) approximately 641,150 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $2,564,600 based on the last sale of $4.00 per share

                                     PART I

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

    Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights to the Company for the purchase price of $4,500,000. The Company paid the purchase price by issuing its Promissory Note in the amount of $4,500,000. Pursuant to an amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $8.00 per share. VNA elected to exercise that conversion option and was consequently issued 562,500 registered shares of common stock of the Company. VNA therefore, holds a controlling interest in the Company. Additionally the Company's President and Chief Executive Officer is also the Chairman and a Board Member of VNA. See "Description of Business-Technology Transfer Agreement; "Management."

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

    The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Shareholders should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. Since its inception in April 1996, the Company has devoted substantially all of its efforts and resources to raising capital through an initial public offering of its common stock. During the year ended December 31, 1998, the Company generated a net loss from operations of $2,117,866 and has a total accumulated deficit of $2,733,921.

    The Company had limited revenues in 1998 in the amount of $45,500 and no revenues from continuing operations in the year ending December 31, 1997. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, printing, marketing and travel expenditures incurred in pursuing its capital raising activities, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to increase substantially in 1999, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

MARKETING
  Court Reporting

    Court reporting is the verbatim transcription of the spoken work into the written word, generally from sworn legal testimony. The industry is divided into two distinct sectors - the recording of proceedings in court, or "official" court reporting, and all other court reporting. Official court reporting is performed by civil servant court reporters employed by municipal, state, or federal courts. All other court reporting is performed outside the courtroom by free-lance court reporters, who may be either self-employed, or employees of independent contractors affiliated with a court reporting agency.

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

    The Company commissioned Gorey & Sinclair, an independent Australian chartered accounting firm to prepare a valuation report of the latest version of the COURTSMART(TM) system in the United States. In the opinion of Gorey & Sinclair, based upon certain assumptions, the COURTSMART(TM) system for the United States has a potential value between $23.7 million and $32 million upon full commercialization. The Company relied on this report as its primarily basis for determining the purchase price of the Technology from VNA. The report by Gorey & Sinclair is necessarily based upon a number of estimates, assumptions and forecasts that, while they are considered reasonable by the Company, assuming the Company has adequate financing, are inherently subject to significant material business, economic, and competitive uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future sales which may never develop. Accordingly, there can be no assurance that these results will be archived or that the value estimated by Gorey & Sinclair will ever be realized. The prospective financial valuation presented in the Gorey & Sinclair report will vary from actual results, and these variations may be material. The inclusion of such information in the Gorey & Sinclair report should not be regarded as a representation by the Company or any other person that these results or estimates will be ever obtained. It is merely an estimation of potential if the underlying assumptions are realized. The Company believes prospective purchasers of our Common Stock not to place undue reliance on this information.

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

    The Company's principal business address is 1040 First Avenue, New York, New York 10022, and its telephone number is (212) 642-5476.

ITEM 2.  PROPERTIES
    The Company leases approximately office space at 1040 First Avenue, New York, NY on a month-to-month basis at the rate of $1,600 per month.

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

  (b)    Holders of Common Stock

                                         Approximate Number of
  TITLE OF CLASS                RECORD HOLDERS AS OF DECEMBER 31, 1998
  --------------                --------------------------------------
Common Stock, $.01 par value                     1,630

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS 1998 AS COMPARED TO 199
    Net losses increased from $615,330 for the 1997 Period to $2,117,866 for the 1998 Period. The Company had revenue of $45,500 for the year ended December 31, 1998 as compared to no revenue in 1997. The Company had interest income of $7,235 in 1998 as compared to $38,372 for the 1997 Period. The decrease in interest was due to the use of funds raised in the prior period to meet operating expense requirements. Total general, administrative and development expenses were $2,156,493 for the 1998 Period in comparison to $638,610 for the 1997 Period an increase of $1,517,883. This increase was due primarily to consulting and compensation expenses totaling $1,490,050 relating to the issuance of 75,000 shares of common stock and stock options at prices less than the fair market value as of the date of grant and $72,000 of amortization for technology.

    At December 31, 1998, the Company had total assets of $4,586,196, and at December 31, 1997, the Company had total assets of $5,424,499, a decrease of $838,303. At December 31, 1997, the Company had total liabilities of $455,267, and at December 31, 1998 the Company had total liabilities of $217,249. The decrease in liabilities is attributable of amounts due to a related party. At December 31, 1998 the Company had an total stockholders equity of $4,368,947 in comparison to a total stockholders' equity of $4,969,232 at the comparable date in 1997.

    The Company had a working capital deficit of $80,878 as of December 31, 1998 as compared to working capital of $465,332 as of December 31, 1997. The Company had an accumulated deficit of $616,055 as of December 31, 1997 in comparison to an accumulated deficit of $2,733,921 at December 31, 1998. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the 1998 Period the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

RESULTS OF OPERATIONS FROM INCEPTION THROUGH DECEMBER 31, 1997
    Results of operations for the period commencing April 2, 1996 through December 31, 1997 (the "1997 Period"); compared with the period commencing April 2, 1996 through December 31, 1996 (the "1996 Period").

    Net losses increased from $725 for the 1996 Period to $615,330 for the 1997 Period. The Company had no revenue or operating income for the 1996 and 1997 Periods from continuing operations. The Company had interest income of $38,372 for the 1997 Period and $106 in the 1996 Period. Total general, administrative and development expenses were $638,610 for the 1997 Period in comparison to $831 for the 1996 Period an increase of $637,779.

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

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company does not currently possess a bank source of financing and has had only revenues of approximately $45,000 during the year ended December 31, 1998. The Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

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

    The Company believes that its existing cash and cash equivalents and any potential cash flow from operating revenue will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 6 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing activities, including the creation and progress of its sales and marketing operations, (ii) the effect of competing technological and market developments, from competitors that have greater resources than the Company. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern. Therefore, the Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate fees from the sale of its services, to conserve liquidity by getting marketing and other priorities and reducing expenditures, to obtain additional funds through offering of its securities. The Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements. Accordingly, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, in other sections of this Annual Report on Form 10-KSB including, without limitation the "Description of Business" Section in Part I, and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "intend," "anticipate," "estimate," "hope," "content," "continue" or similar words. These statements discuss future expectations, estimate the happening of future events or our financial condition or state other "forward-looking" information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement:

LIMITED OPERATING HISTORY
    Voicenet, Inc. is a development stage company, incorporated on April 2, 1996 in the State of Delaware. Its proposed operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise without an operating history, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. The Company may experience problems, delays, expenses and difficulties typically encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had minimal revenues to date and has incurred losses since inception including for the year ended December 31, 1998. As a result of the developing nature of the Company's business and the fact that it has limited operations, the Company will likely sustain operating losses for an indeterminate time period. Unless the Company is able to generate revenues or obtain financing through some means in the near future, the operations of the Company in its development phase may raise doubt about the ability of the Company to continue as a going concern after such twelve month period. There can be no assurance that the operations of the Company will ever be competitive or profitable.

POSSIBLE NEED FOR ADDITIONAL FINANCING
    The Company anticipates that its existing capital resources will be adequate to satisfy its current capital requirement for at least the next six months. Thereafter, the Company may in the future determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company obtains equity financing or finances an acquisition with equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs additional indebtedness or issues debt securities in connection with an acquisition, the Company will be subject to risks associated with incurring substantial additional indebtedness including the possibility that cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

EARLY STAGE OF MARKET DEVELOPMENT
    The speech technology market is at a relatively early stage of development. To date, the speech technology products that will be manufactured and marketed by the Company have only been incorporated in commercially available products on a limited basis. Acceptance of these technologies on a commercial basis will be dependent upon the development of the speech technology markets, the performance and price of the Company's products and customer reaction to these products. There can be no assurance that the speech technology market will develop further or that the Company's products will achieve any or significant market acceptance. See "Description of Business-Industry Comparison of Technology."

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

UNCERTAINTY OF MARKET ACCEPTANCE - LACK OF MARKETING ARRANGEMENTS
    The Company has only recently commenced significant marketing activities, primarily through instituting trade agreements, and the distribution of promotional materials. Achieving market acceptance for the Company's products will require substantial marketing efforts and the expenditure of significant funds. There is no assurance that the Company will be able to create a successful marketing program, or that the Company's products can be sold in a manner that will permit the Company to achieve long range profitability, if ever. See "Description of Business."

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

NO ASSURANCE AS TO PROTECTION OF INTELLECTUAL PROPERTY; DEPENDENCE ON INTELLECTUAL PROPERTY
    Patents have been applied for by VNA in relation to the court reporting system and its components. No patents have, as yet, been issued. However, the Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technologies. The Company also intends to rely on unpatented proprietary information and know-how, and there can be no assurance that others will not develop such information and know-how independently or otherwise obtain access to the Company's technology. Also, no assurance can be given that the Company's products will not infringe upon the patents of others, licenses to which may not be available to the Company. The computer software source codes which are essential elements of the Company's products, are proprietary trade secrets of the Company. The Company has attempted to protect the proprietary nature of this technology by reliance upon copyright laws, patents applied for, and contractual arrangements with its employees and customers, although it is questionable whether computer software and technology can be adequately protected by such means. In the event of any misappropriation, the Company may be without an effective legal remedy. There can be no assurance that the Company's competitors will not independently develop comparable or superior technologies. In the future, third parties may assert that the Company's or its licensor's products infringe their proprietary rights. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's results of operations regardless of the outcome of the litigation. There can be no assurance that VNA will defend, or will be in a financial position to defend against third party infringements on their proprietary rights. See "Description of Business - Intellectual Property."

DEPENDENCE UPON KEY PERSONNEL AND POSSIBLE CONFLICT OF INTEREST
    The success of the Company is substantially dependent upon existing management, all of whom devote only a portion of their time to the Company. These individuals may have conflicts between their responsibilities to the Company and to other entities with which they are affiliated. The directors or affiliates of the Company may in the future seek to exploit opportunities which the Company is not able to undertake because of limited capital. Frank Carr, the President, Chief Executive Officer and Chief Financial Officer will devote only a portion of his time to the Company as set forth in his Employment Agreement. Mr. Carr is also the Managing Director and Chief Executive Officer of VNA, which is the transferor of the Technology, and the payee of $4,500,000 Promissory Note. Mr. Carr's employment agreement with the Company having an annual salary of $180,000, was to have commenced upon the closing of the offering. The loss of the services of Mr. Carr, as well as other key personnel, or any inability to attract and retain qualified personnel, may adversely affect the Company's business. The Company has not applied for key man life insurance on the life of Frank Carr and does not intend to. See "Management." Because of the nature of its business, the Company will be dependent upon its ability to attract and retain qualified personnel, including competition from companies with substantially greater resources than the Company. There is no assurance that the Company will successfully recruit or retain personnel of the requisite technical caliber or in adequate numbers to enable it to conduct its business as proposed. Mr. Carr may also have conflicts of interest if a dispute were to arise under the Technology Transfer Agreement. See "Management - Potential Conflict of Interest."

INITIAL RELIANCE ON SOLE MANUFACTURER AND SUPPLIER
    The Company does not own or operate any manufacturing or production facilities. VNA, an Australian company which owns 65% of the Company, causes or provides for the manufacturing of three of the components required for the operation of the Voice Systems, including the Court Reporting Systems and Medical Systems. Should VNA terminate its relationship with the Company, there can be no assurance that the Company could obtain a satisfactory arrangement with another manufacturer on the same terms, i.e., price and credit terms.
See "Description of Business - Technology Transfer Agreement."

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

RAPID TECHNOLOGICAL CHANGE
    The market for speech technology products has been characterized by rapid technological change, frequent product introductions and evolving industry requirements. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend, among the other matters, upon its ability to enhance its existing products being acquired pursuant to the Technology Transfer Agreement and to successfully develop new products that meet increasing customer requirements and gain market acceptance. Achieving these goals will require continued substantial investment by the Company in product development and marketing. There can be no assurance that the Company will have sufficient resources to make these investments, that the Company will be successful in developing product enhancements or new products on a timely basis, if at all, or that the Company will be able to successfully market these enhancements and new products once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology. See "Description of Business-Industry Comparison of Technology."

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

    YEAR 2000 ISSUES
    Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Some businesses may be financially affected by such computer problems.

    The Company's systems are Year 2000 compliant and its products and software are also Year 2000 compliant. To the best of the Company's knowledge and belief none of its operating systems will be affected by the Year 2000 problem, as defined.

    ISSUANCE OF ADDITIONAL SHARES
    The Company is currently authorized to issue up to a total of 10,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. There are currently 3,338,650 shares of Common Stock outstanding.

    The Company's Board of Directors is authorized to issue preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may further issue a series of preferred stock in the future that will have preference over the Common Stock with respect to the payment of dividends and proceeds from the Company's liquidation, dissolution or winding up or having voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the Common Stock. The Company has no plans, arrangements, understandings or commitments to issue any preferred stock. However, the ability of the Company to issue such additional shares and the possible exercise of the Representative's Warrants may prove to be a hindrance to future financings by the Company since the holders of such Warrants may be expected to exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. Also, rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, and the ability of the Board of Directors to issue preferred stock could discourage, delay or prevent a takeover of the Company, thereby preserving control of the Company by the current shareholders. See "Description of Securities-Preferred Stock."

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

ITEM 7.  FINANCIAL STATEMENTS

    The Company's financial statements for the fiscal years ending December 31, 1998, and 1997 are included herein and consist of:

    Balance Sheet                                                       F-2
    Statement of Operations and Deficit                                 F-4
    Consolidated Statement of Stockholders' Equity (Deficit)            F-5-6
    Statement of Non-Owner changes in Equity                            F-7
    Statement of Cash Flows                                             F-8-9
    Notes to Consolidated Financial Statements                          F-10-17

ITEM8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    There have been no changes in or reported disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
    The  following  table  sets  forth  information   concerning  the  executive
officers, directors and key employees of the Company:

    (a) The directors of the Company as of December 31, 1998 are set forth in the following table:

                                Year First Elected As
Name                    Age            Director          Directorship Held
--------                ---     ----------------------   -----------------------
Frank Carr              49               1997            Chairman and Director
Chris Brown             41               1998            Director
Howard Messer           46               1998            Chief Financial Officer

    Each Director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders.

    On March 18, 1998, Mr. Christopher John Brown, CPA, was appointed a Director of the Company.

    On March 18, 1998, Mr. Howard Messer, CPA, was appointed Chief Financial Officer of the Company.

    (b) The current executive officers of the Company are set forth in the following table:

                                   Year First
Name                     Age    Elected into Office   Office Held
----                     ---    -------------------   --------
Frank Carr               50           1997            Chairman, President, Chief
                                                      Executive Officer
Howard Messer            46           1998            Chief Financial Officer

Jason Beever             28           1997            Vice President, Speech
                                                      Technologies
Christopher J. Brown     41           1998            Director

    Except for its agreement with Mr. Carr, there are no other employment contracts with the executive officers. Officers serve at the will of the Board of Directors.

    (c) The  following  persons are  considered  a  significant  employee of the
Company:

    Frank Carr,  Chairman,  President and Chief Executive Officer.  Mr. Carr has
    -------------------------------------------------------------
been a director, President and Chief Executive Officer of the Company since its inception in 1996. He has been the Chief Executive Officer of VNA, a public company listed on the Australia Stock Exchange Limited, for 5 years. He has been involved in company management and direction for 25 years and in 1986 was jointly awarded the Australian Business Entrepreneur of the Year Award for his work in establishing and developing a waste disposal business and, in the same year, his company was awarded the marketing award by the Australian Marketing Institute. Mr. Carr was elected to Fellowship of the Institute of Directors in the U.K. in 1981 and to Fellowship of the Australian Institute of Management in 1986.

    Jason Beever, Vice President, Speech Technologies.  Mr. Beever has been Vice
    -------------------------------------------------
President, Speech Technologies of the Company since 1996. Mr. Beever is VNA Group's General Manager for its speech recognition products and technologies. Formerly a computer programmer, he has for three years been responsible for the successful development, marketing and sale of such products; systems integration of voice recognition products; and the design, development and implementation of interactive voice response systems. He has most recently completed a certification program on the large vocabulary continuous speech technology with Philips Dictation Systems at Vienna, Austria. Mr. Beever graduated from Curtin University of Technology in Western Australia with a Bachelor of Science degree in computer science and marketing.

     Christopher J. Brown,  Director.  Mr. Brown was appointed Company Secretary
     -------------------------------
of Voicenet (Aust) Ltd. in August of 1995 and to the Board of Voicenet (Aust) Ltd. in July of 1997. In his role as Company Secretary he is actively involved on a daily basis in the operations and direction of the Company. Mr. Brown is a principal of a leading Australian accounting firm, William Buck. He has extensive experience in the field of strategic planning, corporate marketing, international tax planning and technology transfer. He received his Masters degree in Business Administration from Curtin University of Technology in Perth and is, among his other pursuits, currently completing doctorate studies in the field of intellectual property and international technology transfer. He is a member of the Australian Society of CPA's, the Australian Institute of Management Consultants and the World Institute of Management Consultants.

    Howard Messer, Chief Financial Officer.  Howard Messer is a CPA in the State
    --------------------------------------
of New Jersey. Since March of 1994, Mr. Messer served as Vice President of Finance of Compuflex Systems, Inc. and was instrumental in its acquisition and pooling of interests between it and Intec Overseas Software Limited. During that period Compuflex combined revenues grew at an annual rate of 50% per annum, Mr. Messer assisted the company in its acquisition of debt financing and, as a result of his business plan, in July 1997, Compuflex was acquired in a $12 million stock purchase agreement. He is a graduate of the University of Virginia with a B.S. Commerce degree and began his professional career with Arthur Andersen & Co. Mr. Messer left Arthur Andersen as an audit manager.

    The Company has retained Frank Carr as its President, Chief Executive Officer under remuneration contract at a fee of $180,000 per year for a three year term which commenced in October 1997.

    During the year ended December 31, 1998, the Company granted 50,000 options to Frank Carr to purchase 50,000 shares of the Company's Common Stock for $1.00 per share.

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

  (d)   Family Relationships
  --------------------------

    No family relationships exist among the executive officers of the company.

ITEM 9.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

    No executive officer received compensation, annual salary, and bonus which exceeded $100,000 in any of the fiscal years ended December 31, 1998 and 1997.

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

    (a) As of the December 31, 1998, five persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

    (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange
Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1998, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company's as a group:

Name and Address of                Amount and Nature of
Beneficial Owner                 Beneficial Ownership (2)       Percent of Class
----------------                 ------------------------       ----------------

Voicenet (Aust) Ltd.(1)
72 Kings Park Road
West Perth, Australia 6005              2,170,000                    65.0%

Frank Carr(1)
72 Kings Park Road
West Perth, Australia 6005                      0                       0%

Quarten Holdings, Ltd.                    290,000                     8.9%
George Street
Caymen Islands

F.D. Costa(3)                             290,000                     8.9%

All Officers and Directors
as a group (3 persons)                    437,675                    13.4%

------------------

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

(3) Includes 290,000 shares owned by Quartern Holdings, Ltd., Mr. Costa is an officer, director and principal shareholder of Quartern Holdings, Ltd., and through such position is an indirect Beneficial owner of the designated shares of the Company.

(4) Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by him or it.

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

    (b) Except as above described, there have been no business relationships with directors or nominees for director of the Company since January 1, 1998.

    (c) At December 31, 1998, no officers or directors were indebted to the Company.

    (d) See 7(b) above.

    (e) Reports on Form 8-K

    The Company filed no report on Form 8-K for the year ending December 31, 1998.

                                 VOICENET, INC.
                          (A Development Stage Company)

                                    CONTENTS

                                                                         PAGE
REPORT OF INDEPENDENT CERTIFIED
        PUBLIC ACCOUNTANTS                                                F-1

FINANCIAL STATEMENTS
        Balance Sheets                                                  F-2-3
        Statements of Operations                                          F-4
        Statements of Stockholders' Equity                              F-5-6
        Statement of Non-Owner Changes in Equity                          F-7
        Statements of Cash Flows                                        F-8-9

NOTES TO FINANCIAL STATEMENTS                                         F-10-17

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                 For the Years Ended December 31, 1998 and 1997

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS



                                                                        PAGE

REPORT OF INDEPENDENT CERTIFIED
  PUBLIC ACCOUNTANTS                                                      1


FINANCIAL STATEMENTS

  Balance Sheets                                                        2-3
  Statements of Operations                                                4
  Statements of Stockholders' Equity                                    5-6
  Statement of Non-Owner Changes in Equity                                7
  Statements of Cash Flows                                              8-9


NOTES TO FINANCIAL STATEMENTS                                         10-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
Voicenet, Inc.


We have audited the accompanying balance sheets of Voicenet, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, non-owner changes in equity, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voicenet, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company incurred net losses of $2,117,866 during the year ended December 31, 1998 and as of that date, the Company had a working capital deficit of $80,878. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/Marcum & Kliegman LLP

New York, New York
April 7, 1999

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                     ASSETS


                                                         1998            1997
                                                         ----            ----
CURRENT ASSETS
 Cash and cash equivalents                             $34,610        $909,217
 Investment, at market value                            12,246             -0-
 Accounts receivable, net                               39,700             -0-
 Prepaid expenses                                          -0-          11,382
 Due from Voicenet (Aust) Ltd.                          45,015             -0-
 Other receivables                                       4,800             -0-
                                                    ----------      ----------


      Total Current Assets                             136,371         920,599
                                                   -----------     -----------


OTHER ASSETS
 Organization costs, net                                   900           1,300
 Intangible assets                                   4,410,000       4,500,000
 Security deposit                                       12,475           2,600
 Deferred compensation expense                          26,450             -0-
                                                    ----------      ----------


      Total Other Assets                             4,449,825       4,503,900
                                                    ----------      ----------


      TOTAL ASSETS                                  $4,586,196      $5,424,499
                                                    ==========      ==========

                                             VOICENET, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                             BALANCE SHEETS

                                        December 31, 1998 and 1997


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
                                                                          1998            1997
                                                                          ----            ----

CURRENT LIABILITIES
-------------------
 Accounts payable ..............................................     $   217,249      $   138,643
 Due to Voicenet (Aust) Ltd. ...................................             -0-          312,624
 Due to related party ..........................................             -0-           4,000
                                                                     -----------      -----------


      TOTAL LIABILITIES ........................................         217,249          455,267
                                                                     -----------      -----------


STOCKHOLDERS' EQUITY
--------------------
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding .................             -0-              -0-
 Common stock, $.01 par value, 10,000,000 shares
  authorized, 3,338,650 and 3,261,550 shares issued
  and outstanding in 1998 and 1997, respectively ...............          33,387           32,616
 Additional paid-in-capital ....................................       6,168,700        5,552,671
 Stock option outstanding ......................................         916,500              -0-
 Other non-owner changes in equity .............................         (15,719)             -0-
 Deficit accumulated during the development stage ..............      (2,733,921)        (616,055)
                                                                     -----------      -----------


      TOTAL STOCKHOLDERS' EQUITY ...............................       4,368,947        4,969,232
                                                                     -----------      -----------


      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY ....................................     $ 4,586,196      $ 5,424,499
                                                                     ===========      ===========


   The accompanying notes are an integral part of these financial statements.


                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

               For the Years Ended December 31, 1998 and 1997 and
       For the Period April 2, 1996 (Inception) Through December 31, 1998



                                                                                      For the
                                                                                      Period
                                                                                   April 2, 1996
                                                                                     (Inception)
                                                                                      Through
                                                                                    December 31,
                                                      1998            1997              1998
                                                      ----            ----           -----------

REVENUE ....................................     $    45,500      $       -0-      $    45,500

COST OF GOODS SOLD .........................          25,958              -0-           25,958
                                                 -----------      -----------      -----------

      GROSS PROFIT .........................          19,542          -0-               19,542

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                   2,138,493          638,610        2,777,406
                                                 -----------      -----------      -----------

      OPERATING LOSS .......................      (2,118,951)        (638,610)      (2,757,864)

OTHER INCOME
 Interest income ...........................           7,235           38,372           45,713
                                                 -----------      -----------      -----------


      LOSS BEFORE INCOME TAXES .............      (2,111,716)        (600,238)      (2,712,151)

INCOME TAXES ...............................           6,150           15,092           21,770
                                                  -----------      -----------      -----------


      NET LOSS .............................     $(2,117,866)     $  (615,330)     $(2,733,921)
                                                 ============     ============     ============

NET LOSS PER SHARE, Basic and Diluted
-------------------                                   $(0.64)          $(0.23)
                                                 ============     ============

Weighted average number of common
  shares outstanding during the years              3,328,162        2,619,327
                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

                                                           VOICENET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                         For the Years Ended December 31, 1998 and 1997 and
                                 For the Period April 2, 1996 (Inception) Through December 31, 1996

                                                                                                            Deficit
                                                                                                 Other     Accumulated
                                                  Common Stock       Additional    Stock       Non-Owner   During the
                                                                      Paid-in      Option     Changes in   Development
                                               Shares      Amount     Capital    Outstanding    Equity        Stage        Total
                                               ------      ------     -------    -----------    ------     -----------     -----


Initial issuance of shares                      1,000           $1     $25,019          --          --   $      -0-       $25,020

Stock split                                 2,499,000       24,999     (24,999)         --          --           --           -0-

Net loss for the period April 2, 1996
 (inception) through December 31, 1996                                                                         (725)         (725)
                                            ---------   ---------   ----------   ---------  ----------   -----------  -----------

Balance - December 31, 1996                 2,500,000       25,000          20   $     -0-  $      -0-         (725)       24,295
-------

Issuance of shares in connection with the
 initial public offering, net of offering     188,250        1,883     971,984          --          --           --       973,867
costs

Issuance of shares on December 30, 1997        10,800          108      86,292          --          --           --        86,400

Conversion of debt to common shares           562,500        5,625   4,494,375          --          --           --     4,500,000

Net loss for the year ended
 December 31, 1997                                                                                         (615,330)     (615,330)
                                            ---------   ---------   ----------   ---------  ----------   -----------  -----------

BALANCE - December 31, 1997 (Forward)       3,261,550      $32,616  $5,552,671   $     -0-  $      -0-   $ (616,055)   $4,969,232
-------                                     ---------   ---------   ----------   ---------  ----------   -----------  -----------


                              The accompanying notes are an integral part of these financial statements.



                                                            VOICENET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY, Continued

                                         For the Years Ended December 31, 1998 and 1997 and
                                 For the Period April 2, 1996 (Inception)  Through December 31, 1996

                                                                                                            Deficit
                                                                                                 Other     Accumulated
                                                  Common Stock       Additional    Stock       Non-Owner   During the
                                                                      Paid-in      Option     Changes in   Development
                                               Shares      Amount     Capital    Outstanding    Equity        Stage        Total
                                               ------      ------     -------    -----------    ------     -----------     -----

                     (Forward)               3,261,550     $32,616   $5,552,671    $    -0-    $     -0-    $(616,055)   $4,969,232

Issuance of shares in March 1998                 2,100          21       16,779          --           --           --       16,800

Issuance of shares for consulting services      75,000         750      599,250          --           --           --      600,000

Grant of stock options                              --          --           --     916,500           --           --      916,500

Unrealized loss on investment                       --          --           --          --      (15,719)          --      (15,719)

Net loss for the year ended
 December 31, 1998                                  --          --           --          --           --   (2,117,866)  (2,117,866)
                                             ---------     -------   ----------    --------    ---------  ------------  ----------

BALANCE - December 31, 1998                  3,338,650     $33,387   $6,168,700    $916,500    $ (15,719) $(2,733,921)  $4,368,947
                                             =========     =======   ==========    ========    =========  ============  ==========



                                 The accompanying notes are an integral part of these financial statements.


                                                                        F-6


                                               VOICENET, INC.

                                STATEMENTS OF NON-OWNER CHANGES IN EQUITY

                             For the Years Ended  December  31, 1998 and 1997
              and For the  Period  April 2, 1996  (Inception)  Through December 31, 1998



                                                                             For the
                                                                              Period
                                                                          April 2, 1996
                                                                           (Inception)
                                                                             Through
                                                                          December 31,
                                               1998            1997           1998
                                               ----            ----       ------------

NET LOSS                                   $(2,117,866)     $(615,330)   $(2,733,921)
--------


OTHER NON-OWNER CHANGES IN EQUITY
  Unrealized loss on investment               (15,719)            -0-        (15,719)
                                           -----------      ---------    ------------

      TOTAL NON-OWNER CHANGES IN
        EQUITY                             $(2,133,585)     $(615,330    $(2,749,640)
                                           ============     =========    ============



   The accompanying notes are an integral part of these financial statements.



                                    VOICENET, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS

                  For the Years Ended December 31, 1998 and 1997 and
          For the Period April 2, 1996 (Inception) Through December 31, 1998


                                                                                        For the
                                                                                         Period
                                                                                     April 2, 1996
                                                                                       (Inception)
                                                                                        Through
                                                                                     December 31,
                                                       1998             1997             1998
                                                       ----             ----         ------------
CASH FLOWS FROM OPERATING
-------------------------
  ACTIVITIES
  ----------
 Net loss ....................................     $(2,117,866)     $  (615,330)     $(2,733,921)
                                                   -----------      -----------      -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization ..............................          90,400              400           91,100
   Stocks issued for consulting services .....         600,000              -0-          600,000
   Stock option compensation costs ...........         916,500              -0-          916,500
   Increase in accounts receivable ...........         (39,700)             -0-          (39,700)
   Increase in other receivables .............          (4,800)             -0-           (4,800)
   Decrease (increase) in prepaid expenses ...          11,382          (11,382)             -0-
   Increase in security deposit                         (9,875)          (2,600)         (12,475)
   Increase in deferred compensation expense           (26,450)             -0-          (26,450)
   Increase in accounts payable ..............          78,606           64,614          217,249
                                                   -----------      -----------      -----------



        TOTAL ADJUSTMENTS ....................       1,616,063           51,032        1,741,424
                                                   -----------      -----------      -----------

        NET CASH USED IN OPERATING
         ACTIVITIES ..........................        (501,803)        (564,298)        (992,497)
                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING
-------------------------
 ACTIVITIES
 ----------
  Payments for organization costs ............             -0-              -0-           (2,000)
  Purchases of investment ....................         (27,965)             -0-          (27,965)
                                                   -----------      -----------      -----------


        NET CASH USED IN INVESTING
         ACTIVITIES ..........................         (27,965)             -0-          (29,965)
                                                   -----------      -----------      -----------



          The accompanying notes are an integral part of these financial statements.




                                                VOICENET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF CASH FLOWS, Continued

                              For the Years Ended December 31, 1998 and 1997 and
                      For the Period April 2, 1996 (Inception) Through December 31, 1998


                                                                                        For the
                                                                                         Period
                                                                                     April 2, 1996
                                                                                       (Inception)
                                                                                        Through
                                                                                     December 31,
                                                       1998              1997             1998
                                                       ----              ----        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of stock                     $16,800        $1,172,921       $1,214,741
  Advances (to) from Voicenet (Aust) Ltd.            (357,639)          287,624          (45,015)
  Advances (to) from related party                     (4,000)            4,000              -0-

  Payments of offering costs                              -0-               -0-         (112,654)
                                                    ----------       ----------      -----------


        NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                         (344,839)        1,464,545        1,057,072
                                                    ----------       ----------      -----------

        NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS
                                                     (874,607)          900,247           34,610

CASH AND CASH EQUIVALENTS - Beginning                 909,217             8,970              -0-
-------------------------                           ----------       ----------      -----------


CASH AND CASH EQUIVALENTS - Ending                    $34,610          $909,217          $34,610
-------------------------                           ==========       ==========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
Cash paid during the periods
for:

        Income taxes                                  $11,874            $3,329          $15,203

Noncash investing and financing activities:

        Purchase of Technology from Voicenet
        (Aust) Ltd. in exchange of a note payable                                     $4,500,000

        Conversion of note payable, Voicenet
         (Aust) Ltd. to equity                     $      -0-        $4,500,000       $4,500,000

        Deferred offering costs directly
         attributable to issuance of stock         $      -0-          $112,654         $112,654


            The accompanying notes are an integral part of these financial statements.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      NATURE OF BUSINESS
      ------------------
      Voicenet, Inc. (the ACompany@), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems and of digital audio reporting, transcription, archiving and retrieval systems in North America, Central America and South America. As of December 31, 1998, the Company had commenced operations but has not realized significant revenue from such operations. Therefore, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standard No. 7. The Company is majority-owned, (65%) and (80%) for the years ended December 31, 1998 and 1997, respectively, by Voicenet
      (Aust) Ltd., an Australian company.

      Successful operations are subject to certain risks and uncertainties including, amount others, the Company's proposed operations which are subject to all the problems, expenses, delays and other risks inherent in developing and marketing a new product/service, actual and potential competition by entities with greater financial resources, experience and market presence than the Company. Further risks and uncertainties relate to technological advancements, the regulatory environment and the ability of the Company to generate sufficient revenue and obtain financing and additional equity.

      NET LOSS PER SHARE
      ------------------
      Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the years ended December 31, 1998 and 1997. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins, common stock issued at prices below the anticipated public offering price during the 12-month period prior to the Offering have been included in the calculation as if they were outstanding for the entire period presented.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, AEarnings Per Share@ (ASFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. At December 31, 1997, the Company adopted SFAS 128 which eliminates the presentation of primary and fully diluted earnings per share (AEPS@) and requires the presentation of basic and diluted EPS. Common stock equivalents have been excluded from weighted-average shares for the years ended December 31, 1998 and 1997 as inclusion would be anti-dilutive.

      ORGANIZATION COSTS
      ------------------
      Organization costs have been capitalized and are being amortized over five years using the straight-line method. The Company intends to adopt Statement of Position 98-5 AReporting on the Costs of Start-Up Activities@ in 1999. Accordingly, no adjustment has been recorded in the accompanying 1998 financial statements.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
----------------------------------------------------

      INTANGIBLE ASSET
      ----------------
      The intangible asset related to the purchase of technology which is being amortized using the straight-line method over twenty-five (25) years.

      CASH EQUIVALENTS
      ----------------
      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      INCOME TAXES
      ------------
      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.

      RECLASSIFICATIONS
      -----------------
      Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

      STOCK OPTIONS
      -------------
      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, AAccounting for Stock-Based Compensation@ (ASFAS 123"). SFAS requires compensation expense to be recorded (i) using the fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@ (AAPB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company selected to continually use APB 25 and adopted the disclosure
      - only provisions of SFAS 123 for employee options and adopted SFAS 123 for non-employee options.

      USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
      --------------------------------------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      COMPREHENSIVE INCOME (NON-OWNER CHANGES IN EQUITY)
      --------------------------------------------------
      During the year ended December 31, 1998, the Company adopted FASB Statement No. 130, AReporting Comprehensive Income (Non-Owner Changes in Equity)@ (ASFAS 130"). SFAS 130 requires the reporting of other non-owner changes in equity in addition to net income from operations. Non-owner changes in equity is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
----------------------------------------------------

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------
      The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes is stated at estimated fair market value.


NOTE 2 - ORGANIZATION COSTS
---------------------------

      Organizational costs at December 31, 1998 and 1997 consist of the following:

                                                                  Estimated
                                         1998         1997       Useful Lives
                                       --------     --------     ------------
Organizational costs                    $2,000       $2,000         5 years

Less: accumulated amortization          (1,100)        (700)
                                        -------        -----

   Organizational costs, net              $900        $1,300
                                        -------        -----

Amortization expense was $400 each for the years ended December 31, 1998 and 1997.


NOTE 3 - INTANGIBLE ASSETS
--------------------------

      Intangible assets at December 31, 1998 and 1997 consist of the following:

                                                                  Estimated
                                         1998         1997       Useful Lives
                                       --------     --------     ------------
Purchase of technology                4,500,000    $4,500,000      25 years

Less: accumulated depreciation          (90,000)          -0-
                                     -----------   ----------

   Intangible asset, net             $4,410,000    $4,500,000
                                     -----------   ----------


Amortization expense for the years ended December 31, 1998 and 1997 was $90,000 and $-0-, respectively ($18,000 and $-0- was included in cost of goods sold).

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

      COMMON STOCK
      ------------
      At inception, the Company authorized 3,000 shares of $.001 par value common stock and issued 1,000 of these shares for $25,000. On September 15, 1996 the Company increased its number of authorized common shares to 10,000,000 and changed its par value of these shares to $.01 per share.

      PREFERRED STOCK
      ---------------
      the Company authorized 1,000,000 shares of blank check preferred stock, par value $.01 per share with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as the Company, subject to the State of Delaware, may determine from time to time.

      STOCK SPLIT
      -----------
      On September 15, 1996 the board of directors of the Company declared a 2,500-for-1 stock split on its common stock. The financial statements have been adjusted to reflect this transaction.

      INITIAL PUBLIC OFFERING
      -----------------------
      During 1997, the Company offered to sell as part of the initial public offering (AIPO@) a minimum of 187,500 shares and a maximum of 1,875,000 shares at a public offering price of $8.00 per share. The IPO was completed on November 5, 1997, whereby 562,500 shares were issued to Voicenet (Aust) Ltd. at a price of $8.00 per share in full satisfaction of the $4.5 million obligation of the Company under the Promissory Note (see
      Note 6). 188,250 shares of common stock were sold to the public at $8.00 per share. The net proceeds form the sale of the common stock to the public amounted to $973,867, net of direct related costs of $532,133. On December 30, 1997, the Company sold an additional 10,800 shares of its common stock for $86,400 and during March of 1999, the Company sold an additional 2,100 shares of its common stock for $16,800.

      CONSULTING COSTS
      ----------------
      During February of 1998, the Company issued 75,000 shares of the Company's common stock to two consultants in consideration for services provided. The fair market value of stock at the date of issuance was $8.00 per share. Consulting costs relating to this issuance amounted to $600,000 was recorded by the Company for the year ended December 31, 1998.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - WARRANTS AND OPTIONS
-----------------------------

      STOCK OPTION PLAN
      -----------------
      In 1996 the Company adopted a non-qualified stock option plan (the APlan@). An aggregate of 500,000 shares of Common Stock were reserved for issuance under the Plan. The Plan provides for the granting of either incentive stock options and non-qualified options to purchase shares of the Company's common stock and for other stock-based awards to key employees, officers and directors and to non-employee consultants. Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant. As of December 31, 1998, no options have been granted by the Company under the Plan.

      OTHER OPTIONS
      -------------
      During the year ended December 31, 1998, separate from the Plan, the Company granted 100,000 and 30,000 options to two directors and three members of the Company's advisory board, respectively, to purchase common shares of the Company at an exercise price of $1.00 per share. The 100,000 options are immediately exercisable on the date of grant and the 30,000 options are vested at a rate of one half at the date of grant and the other half at the first anniversary of the date of grant. The Company recorded $890,050 in compensation expense in 1998 for these options. At December 31, 1998, no options had been exercised.

      In accordance with SFAS 123, these stock options must be accounting for using the fair market value method. The fair market value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998:

      Risk-free rate                                            5.17% and 5.36%
      Dividend yield                                                       -0-%
      Volatility factor                                                   0.525
      Average life                                                       1 year

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during the year ended December 31, 1998 was $7.05 based upon the calculation using the Black Scholes option pricing model.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - WARRANTS AND OPTIONS, continued
------------------------------

      OTHER OPTIONS, continued
      ------------------------
      In accordance with the amended underwriting agreement, the underwriter has been issued warrants to purchase 11,250 shares of stock at an exercise price of $11.20 per share. The warrants expire on October 31, 2002 and no warrants have been exercised as of the balance sheet date (see Note 4).

      On June 9, 1998, the Company issued a warrant to a director to purchase 50,000 shares of the Company's common stock at an exercise price of $8.00 per share. The warrant expires on June 30, 2003 and has not been exercised at December 31, 1998.


NOTE 6 - PURCHASE OF TECHNOLOGY
-------------------------------

      On August 1, 1996 the Company entered into a Technology Sales and Purchase Agreement (the "Technology Agreement") with Voicenet (Aust) Ltd. to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of twenty-five
      (25) years or the life of any patents and extensions granted under the patent applications. The rights acquired are for territories including North America, Central America and South America. These rights were originally purchased for $4,500,000 in the form of a noninterest-bearing promissory note. The note was converted into 562,500 shares of the Company's common stock with a conversion price of $8.00 per share in conjunction with the IPO (see Note 4).


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

      DUE FROM (TO) VOICENET (AUST) LTD.
      ----------------------------------
      This balance represents advances from (to) Voicenet (Aust) Ltd. during the normal course of business. In addition, the Company may incur expenses on behalf of Voicenet (Aust) Ltd. and Voicenet (Aust) Ltd. may incur expenses on behalf of the Company and such expenses will be reimbursed. Such advances and reimbursable costs are non-interest bearing and due on demand. At December 31, 1998 and 1997, amount due from (to) Voicenet
      (Aust) Ltd. Was $45,015 and $(312,624), respectively.

      INVESTMENT
      ----------
      Investment  at December  31, 1998  consists of 100,000  shares of Voicenet
      (Aust) Ltd.'s common stock at market value of $12,246, net of unrealized loss of $15,719.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS, continued
------------------------------------

      ADVISORY SERVICES AGREEMENT
      ---------------------------
      The Company had retained Ridgewood Group International Ltd. (ARidgewood@), a stockholder of the Company, for various advisory services. The Company paid Ridgewood $5,758 and $48,640 during the years ended December 31, 1998 and 1997, respectively, for services provided. The advisory services agreement was terminated on March 1, 1998.

      LEASE AGREEMENT
      ---------------
      The Company rents its office premises on a month to month basis without a formal lease agreement from an officer of the Company. Rent expense was $34,240 and $5,835 for the years ended December 31, 1998 and 1997, respectively.


NOTE 8- INCOME TAXES
--------------------

      The Company has no taxable income to date; therefore, no provision for federal income taxes has been made. The minimum state and local franchise taxes have been provided in the accompanying financial statements.

      Deferred tax assets recognized by the Company in connection with net operating loss carry forwards at December 31, 1998 and 1997 was $700,000 and $240,000, respectively. A valuation allowance is required if based on the weight of evidence available, it is more likely than not that some portion or all of the deferred asset will not be realized. It was concluded that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 1998 and 1997 due to loss incurred.

      Operating loss carry forwards which may provide future tax benefits approximate $1,800,000 and $575,000 at December 31, 1998 and 1997,
      respectively. These operating loss carryforwards expire through the year 2113.


NOTE 9 - COMMITMENTS
--------------------

      EMPLOYMENT AGREEMENTS
      ---------------------
      On November 5, 1997, the Company entered into a three year employment agreement with an officer of the Company whereby the Company will pay a salary of $180,000 per annum plus direct expenses. Salary expense relating to this agreement was $90,000 and $31,196 for the years ended December 31, 1998 and 1997, respectively.

                                 VOICENET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS, continued
---------------------

      CONSULTING AGREEMENT
      --------------------
      On February 1, 1998, the Company entered into a one year consulting agreement with IPAC, Inc. (AIPAC@) whereby IPAC provides consulting and product development services for a monthly fee of $10,000 plus direct expenses. Total expense relating to this agreement was $111,294 for the year ended December 31, 1998.

      FINANCIAL ADVISORY AGREEMENT
      ----------------------------
      On March  19,  1998,  the  Company  entered  into a  five-month  financial advisory agreement with Brooks, Houghton & Company, Inc. (ABrooks Houghton@) whereby Brooks Houghton provides financial advisory services for a down payment of $25,000 and monthly fee of $6,500 plus direct expenses. Total expense relating to this agreement was $58,212 for the year ended December 31, 1998.


NOTE 10 - GOING CONCERN UNCERTAINTY
-----------------------------------

      As shown in the accompanying financial statements, the Company incurred a net loss of $2,117,866 during the year ended December 31, 1998. As of December 31, 1998, the Company's current liabilities exceeded its current assets by $80,878. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to increase revenue by selling the Company's product through fully commencing its operations and commercializing its lead product, the Courtscript. The Company also plans to obtain additional capital financing from its existing and potential investors. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VOICENET, INC.

                                                 By: /s/ Frank Carr
                                                    ----------------------------
                                                     Frank Carr, Chairman and
                                                     Chief Executive Officer

                                                 Date: April 15, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                            TITLE                       DATE
     ----------                            -----                       ----

/s/ Frank Carr
----------------------------------   President, Chief Executive   April 15, 1999
Frank Carr                           Officer Director, Principal
                                     Executive Officer
/s/ Howard Messer
----------------------------------   Chief Financial Officer      April 15, 1999
Howard Messer                        Principal Accounting Officer


/s/ Christopher J. Brown
----------------------------------   Director                     April 15, 1999
Christopher J. Brown