Form 10QSB
period 1999-03-31
VOICENET INC
filed 1999-05-17
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

Commission File Number 313-12979


                                 VOICENET, INC.
          (Exact name of small business issuer as specified in charter)

Delaware                                                    13-3896031
(State of either jurisdiction of                            (IRS Employer
incorporation or organization                               Identification No.)


                                 300 Park Avenue
                                   17th Floor
                               New York, New York
                    (Address of principal executive offices)

                                  212-399-6682
                           (Issuer's telephone number)


     -----------------------------------------------------------------------
   (former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the lastest practicable date: 3,338,650



                                 VOICENET, INC.

                                      INDEX


Part I - Financial Statements

      Balance Sheets - March 31, 1999 and December 31, 1998

      Statements of Operations and Retained Deficit - For the Three Months Ended
             March 31, 1999 and March 31, 1998

      Statements of Cash Flows for the Three  Months  Ended March 31, 1999 and
             March 31, 1998

      Notes to Unaudited Financial Statements

      Management's Discussion and Analysis

                                 VOICENET, INC.
                                  BALANCE SHEET


ASSETS:                                         March 31, 1999     Dec. 31, 1998
                                                  (unaudited)        (audited)
Current Assets:

Cash and Cash Equivalents                          $ 104,985       $  34,610
Investments                                               -           12,246
Accounts Receivables                                  12,424          44,500
Prepaid Expenses                                       7,382              -
Due from VNA                                                              -
   45,015

        Total current assets                         124,791         136,371

Organization costs, net                                  900             900
Intangible Assets, net                             4,335,000
4,410,000
Security Deposits                                     14,757          12,475
Deferred Compensation                                 26,450          26,450

        Total Assets                               4,501,898       4,449,825

CURRENT LIABILITIES
Accounts Payable                                     244,481         217,249
Total current liabilities                            244,481         217,249

Stockholders' Equity

Preferred  Stock,  $.01  par  value,
1,000,000 shares  authorized,  no  shares
outstanding Common Stock, $.01 par value,
10,000,000 shares authorized 3,338,650
and 3,261,550 shares issued and outstanding           33,387          33,387
Additional Paid in Capital                         6,168,700       6,168,700
Stock Option Outstanding                             916,500         916,500
Other non-owner change in equity                     (15,719)        (15,719)
Retained Deficit                                  (2,845,451)     (2,733,921)
Total stockholders' equity                         4,257,417       4,232,576

Total liabilities and stockholders' equity         4,501,898       4,449,825

                                 VOICENET, INC.
                  STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                         1999           1998

Revenues

Interest Income                                           $80           2,544
Other Income                                                -          13,345
Total Income                                              $80         $15,889

General and Administrative Expenses                    21,210         186,401
Amortization                                           90,400               -
Total Expenses                                        111,610         186,401

Loss from Operations                                 (111,530)       (170,512)

Net Loss                                             (111,530)       (170,512)

Retained Deficit, beginning of period              (2,733,921)       (616,055)
Retained Deficit, end of period                    (2,845,451)       (786,567)

Net loss per common share                               ($.04)          ($.05)

Weighted Average number of
shares outstanding during the period                3,338,650       3,261,550

                                 VOICENET, INC.
                             STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                    MARCH 31,



                                                          1999           1998


Net loss                                                (111,530)      (170,512)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amorization Expense                                       90,400              -
(Increase) Decrease in accounts receivable                32,076              -
(Increase) Decrease in due from VNA and
   prepaid expenses                                       37,633
Increase (decrease) in accounts payable                   24,098       (363,178)

Total adjustments                                        184,207       (363,178)

Cash provided (used) by operating activities              72,677       (533,690)

Increase in security deposits                             (2,302)

Net increase (decrease) in cash                           70,375       (533,690)

Cash, beginnning of period                                34,610        909,217

Cash, end of period                                     $104,985       $375,527

                                 VOICENET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Note 2: Nature of Business

Voicenet, Inc. was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems and digital audio reporting, transcription, archival and retreival systems in North America, Central America, and South America.

Note 3: Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the periods presented. The effect of stock options and warrants on the net loss per share was antidilutive for the periods presented.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company was formed in April 1996. The Company was organized for the purpose of acquiring and marketing speech recognition technologies and systems developed by Voicenet (Aust.) Ltd. , an Australian publicly traded compan, listed on the Australian stock exchange, which is the Company's majority shareholder.

The Company had limited revenues for the year ended December 31, 1998 and no revenues from the sale of products in the quarter ended March 31, 1999. The Company has incurred losses since its inception. The Company expects to continue to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, the staffing of offices, and expenses incurred as sales personnel seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenue or become profitable on a sustained basis, if at all.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999; COMPARED TO MARCH 31, 1998

Net losses incurred for the three months ened March 31, 1999 were $111,530 as compared to $170,512 for the three months ended March 31, 1998. The Company had no revenues from sales in either the March 31, 1999 or 1998 quarter.

Total general and administrative expenses decreased from $186,401 to $111,610 for the periods ended March 31, 1999 and 1998, respectfully. The decrease was due primarily to a decrease in travel expenses and professional fees.

As of December 31, 1998 the Company had total assets of $4,449,825 as compared to total assets of $4,501,898 as of March 31, 1999, an increase of $42,073. The Company had total liabilities of $244,481 as of March 31, 1999 as compared to $217,249 as of December 31, 1998, an increase of $27,232. The retained deficit of the Company increased by $111,530, as a result of the net loss from operations for the three months ended March 31, 1999.

Liquidity:

As of March 31, 1999 the Company had a working capital deficit of $119,690 as compared to a working capital deficit of $80,868 as of December 31, 1998.

The Company does not currently have any bank financing or has had any revenues through from continuing operations from March 31, 1999 through the period ended May 12, 1999. The Company can not be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

Unless the Company is able to generate revenues or obtain additional sources of financing in the future, the continuing losses incurred by the Company raise substantial doubt about the Company's ability to continue as a going concern.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 17, 1999

                                       Voicenet, Inc.


                                       By: /s/ Frank Carr
                                           ---------------------------------
                                           Frank Carr
                                           Chairman