Form 10QSB
period 1999-06-30
VOICENET INC
filed 1999-09-07
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

                                  212-399-6682
                           (Issuer's telephone number)


       ------------------------------------------------------------------
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

                                 VOICENET, INC.

                                      INDEX


Part I - Financial Statements

         Balance Sheets -June 30, 1999 and December 31, 1998

         Statements of Operations and Retained Deficit - For the Three Months Ended June 30, 1999 and June 30, 1998

         Statements of Cash Flows for the Six Months Ended June 30, 1999 and June 30, 1998

         Notes to Unaudited Financial Statements

         Management's Discussion and Analysis

                                 VOICENET, INC.
                                  BALANCE SHEET


ASSETS:                                         June 30, 1999     Dec. 31, 1998
                                                 (unaudited)        (audited)
                                                 -----------        ---------
Current Assets:

Cash and Cash Equivalents                          $ 82,426           $34,610
Investments                                               -            12,246
Accounts Receivables                                 12,424            44,500
Prepaid Expenses                                      7,382                 -
Due from VNA                                              -            45,015

         Total current assets                       102,232           136,371

Organization costs, net                                 900               900
Intangible Assets, net                            4,260,000         4,410,000
Security Deposits                                    12,142            12,475
Deferred Compensation                                                  26,450

         Total Assets                             4,375,274         4,449,825

CURRENT LIABILITIES
Accounts Payable                                     87,903           217,249
Total current liabilities                            87,903           217,249

Stockholders' Equity

Preferred  Stock,  $.01  par  value,
1,000,000 shares  authorized,  no
shares outstanding Common Stock,
$.01 par value, 10,000,000 shares
authorized 3,338,650 and 3,261,550
shares issued and outstanding                        33,387            33,387
Additional Paid in Capital                        6,168,700         6,168,700
Stock Option Outstanding                            916,500           916,500
Other non-owner change in equity                    (15,719)          (15,719)
Retained Deficit                                 (2,815,497)       (2,733,921)
Total stockholders' equity                        4,287,371         4,232,576

Total liabilities and stockholders' equity        4,375,274         4,449,825

                                 VOICENET, INC.
                  STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                        1999            1998
                                                       ------          ------

Revenues

Interest Income                                             $0         $ 2,381
Other Income                                                 -
Total Income                                                $0         $ 2,381

General and Administrative Expenses                      6,576         157,366
Amortization                                            75,000               -

Total Expenses                                         (81,576)        157,366

Loss from Operations                                   (81,576)       (154,985)

Net Loss                                               (81,576)       (154,985)

Retained Deficit, beginning of period               (2,733,921)       (786,567)
Retained Deficit, end of period                     (2,815,497)      ( 941,552)

Net loss per common share                             ($.02)          ($.05)

Weighted Average number of
shares outstanding during the period                 3,338,650       3,261,550

                                 VOICENET, INC.
                             STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    JUNE 30,


                                                       1999             1998
                                                      ------           ------


Net loss                                               (81,576)        (154,985)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Amorization Expense                                    150,000           22,155
(Increase) Decrease in accounts receivable              32,076                -
(Increase) Decrease in due from VNA and
   prepaid expenses                                     37,633          (40,440)
Increase (decrease) in accounts payable               (129,346)         (44,310)

Total adjustments                                      (90,363)         (62,595)

Cash provided (used) by operating activities             8,787         (217,580)

Decrease in investments                                (12,246)
Decrease in security deposits                              333)
Decrease in deferred compensation                      (26,450)

Net increase (decrease) in cash                         47,816         (217,580)

Cash, beginnning of period                              34,610          375,527

Cash, end of period                                    $82,426         $157,947

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

The Company had limited revenues for the year ended December 31, 1998 and no revenues from the sale of products for the quarter ended June 30, 1999. The Company has incurred losses since its inception. The Company expects to continue to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, the staffing of offices, and expenses incurred as sales personnel seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenue or become profitable on a sustained basis, if at all.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999; COMPARED TO JUNE 30, 1998

Net losses incurred for the three months ended June 30, 1999 were $81,576 as compared to $154,985 for the three months ended June 30, 1998. The Company had no revenues from sales in either the June 30, 1999 or 1998 quarter.

Total expenses decreased from $157,366 to $81,576 for the periods ended June 30, 1999 and 1998, respectfully. The decrease was due primarily to a decrease in travel expenses and professional fees.

As of December 31, 1998 the Company had total assets of $4,449,825 as compared to total assets of $4,375,274 as of June 30, 1999, a decrease of $74,551. The Company had total liabilities of $87,903 as of March 31, 1999 as compared to $217,249 as of December 31, 1998, a decrease of $129,346.

Liquidity:

As of June 30, 1999 the Company had working capital deficit of $14,329 as compared to a working capital deficit of $80,868 as of December 31, 1998.

The Company does not currently have any bank financing or has had any revenues through from continuing operations from June 30, 1999 through the period ended August 15, 1999. The Company can not be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

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


September 7, 1999

                                            Voicenet, Inc.


                                            By: /s/ Howard Messer
                                                -------------------------------
                                                Howard Messer
                                                Chief Financial Officer