Form 10QSB
period 1999-09-30
VOICENET INC
filed 1999-11-15
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

Commission File Number 313-12979


                                 VOICENET, INC.
          (Exact name of small business issuer as specified in charter)

Delaware                                                    13-3896031
(State of either jurisdiction of                            (IRS Employer
incorporation  or organization)                             Identification No.)



                                1040 First Avenue
                               New York, New York
                    (Address of principal executive offices)

                                  212-572-4861
                           (Issuer's telephone number)


     -----------------------------------------------------------------------
   (former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                               --     --

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3,261,550

                                 VOICENET, INC.

                                      INDEX


Part I - Financial Statements

         Balance Sheets -September 30, 1999 and December 31, 1998

         Statements of Operations - For the Three Months Ended September 30, 1999 and September 30, 1998

         Statements of Operations - For the Nine Months Ended September 30, 1999 and September 30, 1998

         Statements of Cash Flows for the Nine Months Ended September 30, 1999 and September 30, 1998

         Notes to Unaudited Financial Statements

         Management's Discussion and Analysis

                                 VOICENET, INC.
                                  BALANCE SHEET


ASSETS:                                            Sept 30, 1999   Dec. 31, 1998
                                                    (unaudited)      (audited)
                                                    -----------      ---------
Current Assets:

Cash and Cash Equivalents                           $2,979,182         $34,610
Investments                                                  -          12,246
Accounts Receivables                                       824          44,500
Due from VNA                                                 -          45,015

         Total current assets                        2,980,006         136,371

Organization costs, net                                      -             900
Intangible Assets, net                               4,074,600       4,410,000
Security Deposits                                       12,891          12,475
Deferred Compensation                                        -          26,450
Total Other Assets                                   4,087,491       4,449,825

         Total Assets                                7,067,497       4,586,196

CURRENT LIABILITIES
Accounts Payable                                       118,029         217,249
Total current liabilities                              118,029         217,249

Advances from Parent                                 3,078,485               -

Stockholders' Equity

Preferred  Stock,  $.01  par  value,
1,000,000 shares authorized, no shares
outstanding Common Stock, $.01 par value,
10,000,000 shares authorized 3,261,550
shares
issued and outstanding                                  33,387          33,387
Additional Paid in Capital                           6,168,700       6,168,700
Stock Options Outstanding                              916,500         916,500
Other non-owner changes in equity                            -         (15,719)
Retained Deficit                                    (3,247,604)     (2,733,921)
Total stockholders' equity                           3,870,983       4,368,947

Total liabilities and stockholders' equity           7,067,497       4,586,196

                                 VOICENET, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                         1999            1998
                                                        ------          ------

Revenues                                                      -          45,500
Interest Income                                               -           3,608

Costs and Expenses
Cost of Sales                                                 -           7,958
General and Administrative Expenses                      48,000          99,642
Depreciation and Amortization                           170,000               -

Total Costs                                             218,000         107,600

Net Loss                                               (218,000)        (58,492)

Net loss per Common Share                                 ($.07)          ($.02)

Weighted Average number of
shares outstanding during the period                  3,261,550       3,261,550

                                 VOICENET, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                         1999            1998
                                                        ------          ------

Revenues                                                      -          45,500
Interest Income                                               -           8,533

Costs and Expenses
Cost of Sales                                                 -           7,958
General and Administrative Expenses                     178,283         433,409
Depreciation and Amortization                           335,400               -

Total Costs                                             513,683         441,367

Net Loss                                               (513,683)       (387,334)

Net loss per Common Share                                 ($.16)          ($.12)
Weighted Average number of
shares outstanding during the period                  3,261,550       3,261,550

                                 VOICENET, INC.
                             STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                  SEPTEMBER 30,


                                                        1999            1998
                                                       ------          ------


Net loss                                               (513,683)       (387,334)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Amorization Expense                                     336,300               -
Increase (Decrease) in accounts receivable               38,876         (45,500)
Increase (Decrease) in other receivables                  4,800               -
(Increase) in security deposits                            (416)              -
(Decrease) in deferred compensation                     (26,450)              -
(Increase) Decrease in accounts payable                  99,220         (64,260)
Advances from Parent                                    (45,015)       (320,769)

Total                                                  (106,368)       (817,863)

Financing Activities

Purchase of investments                                       -         (27,965)
Sale of Investments                                     (27,965)              -
Advances from Parent                                  3,078,905               -
Total                                                 3,050,940         (27,965)

Net increase (decrease) in cash                       2,944,572        (845,828)

Cash, beginnning of period                               34,610         909,217

Cash, end of period                                   2,979,182          63,389

                                 VOICENET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, nescessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1999 and 1998 are not nescessarily indicative of the results of operations to be expected for the full year.

Note 2 - Nature of Business

Voicenet, Inc. (the " Company"), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems. The Company has had minimal sales and, has incurred losses since inception. The Company is majority owned by Voicenet (Aust.) Ltd. ("VNA") an Australian company.

Note 3 - Net Loss per Common Share

Net loss per common share is computed based on the weighted average number of shares of common stock outstanding for the periods pressented. The effect of the stock options and warrants on the net loss per share was anti-diutive for the periods presented.

Note 4 - Purchase of Technology

On August 1, 1996, the Company entered into a Technology and Sales Agreement ( the "technology agreement" ) with VNA to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression. recognition and recording technology. The term of the agreement is for the longer of 25 years or the life of any patents and extensions granted under the patent applications.

Note 5 - Due to Parent Company

The Company was advanced monies by VNA for completion of its marketing and development of technology. In October 1999, advances aggregating $3,000,000 were credited for the purchase of newly issued convertible preferred stock.

On October 16 , 1999, VNA elected its conversion option and 1,576,861 shares of common stock were issued to VNA.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations:

The Company had no revenues from continuing operations through the nine months ended September 30,1999. Revenues aggregating $45,500 occured in the third quarter of 1998. The Company has incurred losses since its inception in 1996. The Company's losses have related principally from legal, accounting, printing, marketing and travel expenditures. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office and other marketing activities and costs to be incurred as they seek potential customers for the Company's products.

There can be no assurance of when and whether the Company will generate revenue or become profitable on a sustained basis, if at all. Although the Company anticipates sales to commence shortly, results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of revenues, if any, may not match the timing of associated product development and other expenses.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30,1999; AS COMPARES WITH SEPTEMBER 30, 1998

Net losses for the nine month period ended September 30, 1999 were $513,683 as compared to $387,334 for the nine months ended September 30, 1998. There were no revenues for the period ended September 30, 1999 as compared to revenues of $45,500 for the nine months ended September 30, 1998. Total general and administrative expenses were $178,283 for 1999 as compared to $433,409 for the nine months ended September 30, 1999.

In the fourth quarter of 1998, the Company commenced amortizing its intangible asset over a twenty five year useful life. In the third quarter of 1999, the Company reviewed the estimated life of the intangible asset and reduced the life of the useful asset to seven years. Amortization expense for the nine months ended September 30, 1999 aggregated $335,400.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit as of December 31,1998 of $80,878 in comparison to working capital of $2,861,977 as of September 30, 1999. The additional working capital was primarily due to the advances (and subsequent conversion into permanent capital) made by VNA. The increase in the accumulated deficit is primarily related to continuing operating costs with minimal operating income. For the three months ended September 30,1999 the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

The Company believes that its existing cash and cash equivalents, (based upon the recent $3,000,000 capital injection obtained from VNA) , are sufficient to meet its operating expense and capital expenditures for at least the next twelve months. The Company's future capital requirements, however, will depend on numerous factors including (i) the effectiveness of product commercialization and marketing activities, including the creation and progress of its sales and marketingactivities (ii) the effect of competing technological and marketing developments, from competitors that have greater resources than the Company. However, if operating expenses are higher than expected or if cash flows from operations are lower than anticipated, there can be no assurance that the Company will have sufficient resources available to it on terms that are satisfactory to the Company.

OTHER MATTERS

Filings Submitted on Form 8-K

During the quarter ended September 30, 1998 the Company submitted one Report on Form 8-K dated September 21, 1999 relating to the changing of accountants.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 15, 1999

                                                 VOICENET, INC.



                                                 By: /s/ Howard J. Messer
                                                 Name: Howard J. Messer
                                                 Title: Chief Financial Officer