Form 10KSB
period 1999-12-31
VOICENET INC
filed 2000-03-30
CIK 1023745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999 Commission File Number 333-12979

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

    State Issuer's revenues for its most recent fiscal year: $3,400

    As of December 31, 1999 as adjusted giving effect to the 2 for 1 stock-split that became effective on March 17, 2000: (a) 9,831,022 Common Shares, $.01 par value, of the registrant were outstanding; (b) approximately 1,870,698 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $23,383,725 based on the last sale price (as adjusted for the stock split) of $12.50 per share.

                                     PART I
                                     ------

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

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

          Voicenet, Inc. (the "Company" or "Voicenet"), a Delaware corporation, was established on April 2, 1996. The Company develops software and voice-enabled systems and applications that enable users to interact with computers using their voice. The technologies and applications marketed by the Company are the result of research and development conducted by Voicenet (Aust) Ltd ("VNA"), which is a publicly-owned Australian corporation listed on the Australian Stock Exchange, that owns approximately 80% of the outstanding shares of common stock of the Company.

          The Company acquired from VNA pursuant to a Technology Transfer Agreement dated as of August 1, 1996 (the "Technology Transfer Agreement") the exclusive rights for the North, Central and South American markets (the "Territory") to the latest versions of the technology developed by VNA relating to the voice products and Voice Systems, including VNA's current and future digital voice-to-text audio products developed to exploit the markets for continuous, speech recognition and related technologies (collectively, the "Technology").

          Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights to the Company for the purchase price of $4,500,000. The Company paid the purchase price by issuing its Promissory Note in the amount of $4,500,000. Pursuant to an amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $4.00 per share. VNA elected to exercise that conversion option and was consequently issued 1,125,000 registered shares of common stock of the Company. In 1999, VNA invested an additional $3 million into the Company in the form of Series A Convertible Preferred Stock. All of the Preferred Stock had been converted into common stock by December 31, 1999. VNA therefore, holds a controlling interest in the Company. Additionally the Company's Chief Executive Officer, Mr. Frank Carr, is also a Board Member of VNA. All of the other directors of the Company are members of the VNA board of directors.

          The Technology and products acquired by the Company under the Technology Transfer Agreement embrace two main voice technologies: (i) digital voice compression, storage and retrieval, and (ii) speech recognition, which the Company calls SPEECHware(TM).

         Developed out of the experience gained from five years in research and development in the speech recognition field and building on our technology in digital compression, the SPEECHware technology is a cost -effective front-end platform, which is both service and engine independent. It offers a high degree of interoperability allowing for adaptation to suit any type of recognition engine and is capable of providing a platform for any type of communications service, such as wireless, GSM, landline or intra-or inter-enterprise and incorporating natural language understanding, speech to text, text to speech and voice verification functions (collectively "Voice Systems").

          Voicenet's   SPEECHware   is  an   enabling   technology   and  system
architecture which allows for the rapid development of voice recognition applications across a broad range of hardware platforms and applications and is functionally capable of supporting a range of services ultimately providing a complete unified messaging system. It will allow wireless telephone access to data and internet networks by voice in natural language without the necessity for training.

         The telecommunications industry is the focus for the marketing of our SPEECHware platform for commercial application. We believe that service providers in the industry have an urgent need for value-added services in the telecommunications network where the value of "airtime" , and the price paid by customers for such time, is rapidly diminishing as competition intensifies.

          The Company is currently in discussion with several telecommunication service providers in regard to the commercial application of SPEECHware.

          The Company's objective is to become a leader in the marketing of the Voice Systems. The Company's strategy is to obtain marketing partners and licensees for the sales and distribution of its Voice Systems to other applications and field of use.

          In the development of the Voice Systems, VNA has successfully developed and marketed two industry-specific speech recognition products:
RADTALK(TM) and COURTSCRIPT(TM). RADTALK(TM) a system for radiology practitioners, is currently installed in a number of leading Australian hospitals and is creating interest within the U.S. radiology community, while COURTSCRIPT(TM), a digital audio court recording and transcription system, is in use in a number of countries, including the United States, Canada, Hong Kong and Australia.

          The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Shareholders should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had no revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. During the year ended December 31, 1999, the Company generated a net loss from operations of $1,053,236 and has a total accumulated deficit of $3,787,157.

          The Company had limited revenues from continuing operations in 1999 and 1998 in the amounts of $3,400 and $45,500, respectively. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, printing, marketing and travel expenditures incurred in pursuing its capital raising activities, amortization of intangibles, stock-based compensation, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to sales and marketing efforts, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to increase in 2000, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

          The Company's ability to achieve sales and increase its levels of revenue will depend upon its ability to secure capital financing and to sell the Company's products. The Company's ability to generate significant revenue and become profitable is dependent on its commercializing the Company's products.

There can be no assurance that the operations of the Company will generate significant revenue or will ever be profitable.

BUSINESS STRATEGY

          The Company's objective is to become a leader in the marketing of the Voice Systems. Implementing the Company's strategies involves the following activities:

o    PURSUE  MARKET  THROUGH   LICENSING,   MARKETING  PARTNER  AND  DISTRIBUTOR
     RELATIONSHIPS.

          The Company intends to market some of its products, such as the Voice Systems, within the Territory by entering into licenses and strategic marketing and distribution agreements. The Company believes that systems like those developed by the Company have not been previously available to users distributors may reach.

o    FURTHER DEVELOP STRATEGIC ALLIANCES.

          The Company will support most of its internal product development and marketing efforts with strategic alliances. To date, the Company has established significant product development relationships with VNA. The Company believes that its collaborative relationships will expand the breadth of opportunities for the Company's technology. The Company intends to continue to enhance the established strategic alliances and it believes the relationships will further enhance the Company's product development and marketing efforts.

VOICENET (AUST) LTD. AND DEVELOPMENT OF THE TECHNOLOGY

          VNA is a research and development and marketing company that focuses on voice recognition systems and applications and digital audio applications. In 1989, VNA developed one of the world's first digital audio mass storage system ("DAMS(TM)) for the broadcasting industry. The system permitted, for the first time, the facility for radio broadcasters to digitally store, and instantaneously access from a simple in-studio system control panel, all broadcast material from archives which could be saved on hard disk or CD Rom.

     In 1992, VNA was commissioned by a division of the Australian Federal Attorney General's department to develop a digital system for recording, reporting and archiving court proceedings. The result of that commission was the development of a system code named DART(TM). VNA continued to research and develop the application, and with the assistance of the Los Angeles County Superior Court Division, which permitted the use of four of its courts as a test site for a twelve month period, completed an earlier version of the Court Reporting System of digital audio recording and transcription. Earlier versions of the system have been sold by VNA to courts in Canberra (the Australian Capital Territory), Hong Kong, and, in Pennsylvania, California and Maryland. Newer versions of the Court Reporting System are currently being marketed by VNA and others in various other countries around the world.


TECHNOLOGY TRANSFER AGREEMENT

     The Company acquired from VNA pursuant to the Technology Transfer Agreement dated as of August 1, 1996 the exclusive rights for the North, Central and South American markets to the Technology developed by VNA relating to the voice products and the digital audio reporting, transcription, archiving and retrieval systems, including the right to manufacture and market the latest version of digital audio reporting, transcription, archiving and retrieval systems for the court recording industry; high vocabulary; continuous voice recognition and digital voice-to-text recording; storage and retrieval for the medical industry; digital audio products and technologies for the broadcasting industry; and the digital audio products developed to exploit the markets for continuous speech recognition and automatic transcription technology. Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights for the purchase price of $4,500,000, which was paid by the Company issuing its non-interest bearing Promissory Note in such amount. By amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $4.00 per share. That Promissory Note has been converted and upon conversion of the promissory Note and issuance of the 1,125,000 to the Selling Stockholder, VNA, the $4.5 million obligation has been satisfied in full.

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

No assurance can be given that others will not independently develop substantially equivalent technology, knowledge and techniques or otherwise gain access to VNA's technology, or use the components to make a similar product, or that VNA or the Company can meaningfully protect its rights in such unpatented proprietary technology or know-how.

EMPLOYEES

     As of December 31, 1999, the Company had a total of two employees. None of the Company's employees are represented by a union and the Company has not experienced any work stoppages. The Company believes its relations with its employees is good.

RECENT SALES OF UNREGISTERED SECURITIES

     In the fourth quarter of 1999 the Company completed a private offering of 100,000 shares of its Series A Convertible Preferred Stock at $30.00 per share, for gross proceeds of $3 million pursuant to Regulation D to VNA which represented that it is an "accredited investor" as that term is defined in Regulation D. No placement agent was utilized. The Company did not pay any commissions in connection with the sale of securities.

     The Company's principal business address is 1040 First Avenue, New York, New York 10022, and its telephone number is (212) 642-5476.

ITEM 2.  PROPERTIES

     The Company maintains an office at 1040 First Avenue, New York, New York, on a month-to-month basis which is provided by an affiliate at no rental cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending or threatened legal proceedings against the Company or its officers and directors.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "VNET" since January 5, 1998. There are currently 2 market-makers for the Company's Common Stock. The stock register and transfer agent for the Company is American Stock Transfer & Trust Company, New York, New York. The table set forth below presents the high and low bid prices of the common stock for the period indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following prices do not reflect the 2 for 1 stock split which was effective on March 17, 2000.

1999                                        High              Low
----                                        ----              ---

Quarter ended March 31, 1999              $ 5.25            $0.125

Quarter ended June 30, 1999               $ 3,25            $0.625

Quarter ended September 30, 1999          $ 2.06            $0.625

Quarter ended December 31, 1999           $22.00            $1.97


     On March 20, 2000, the last reported bid price of the common stock was $47.50.

1998

Quarter ended March 31, 1998              $9.50             $6.00

Quarter ended June 30, 1998               $9.00             $8.00

Quarter ended September 30, 1998          $9.25             $6.00

Quarter ended December 31, 1998           $8.50             $1.25



  (b)    Holders of Common Stock

                                                 Approximate Number of

  TITLE OF CLASS                        RECORD HOLDERS AS OF DECEMBER 31, 1999
  --------------                        --------------------------------------
Common Stock, $.01 par value                            1,630

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1999 AS COMPARED TO 1998

     Net losses decreased from $2,117,866 for the 1998 Period to $1,053,236 for the 1999 Period. The Company had revenue of $3,400 for the year ended December 31, 1999 as compared to revenue of $45,500 in 1998. The Company had interest income of $40,682 in 1998 as compared to $7,235 for the 1998 Period. The increase in interest was due to the injection of capital as a result of the preferred stock purchase. Total expenses were $1,100,456 for the 1999 Period in comparison to

$2,170,601 for the 1998 Period a decrease of $1,070,145. This decrease was due primarily to a decrease in stock based compensation expense totaling $1,223,600 relating to the issuance of 150,000 shares of common stock and 260,000 stock options at prices less than the fair market value as of the date of grant in 1998 and decreases in selling and administrative expenses of approximately $236,087 offset by an increase in amortization expense of $415,500 as a result of reducing the life of the technology rights to seven years.

At December 31, 1999, the Company had total assets of $6,834,422, and at December 31, 1998, the Company had total assets of $4,586,196, an increase of $2,248,266. At December 31, 1998, the Company had total liabilities of $217,249, and at December 31, 1999 the Company had total liabilities of $186,753 as a result of greater liquidity available to pay current obligations. At December 31, 1999 the Company had a total stockholders equity of $6,647,669 in comparison to a total stockholders' equity of $4,368,947 at the comparable date in 1998.

The Company had working capital of $2,765,232 as of December 31, 1999 as compared to a working capital deficit of $80,878 as of December 31, 1998. The Company had an accumulated deficit of $2,733,921 as of December 31, 1998 in comparison to an accumulated deficit of $3,787,157 at December 31, 1999. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the 1999 Period the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts as well as the investment of $3,000,000 from VNA, the parent company, by its purchase of Series A Convertible Preferred Stock. VNA subsequently elected to convert all of the Preferred Stock into Common Stock.

RESULTS OF OPERATIONS 1998 AS COMPARED TO 1997

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company does not currently possess a bank source of financing and has had only revenues of approximately $3,400 during the year ended December 31, 1999. The Company believes that its existing $2,916,531 of cash and cash equivalents and any potential cash flow from operating revenue will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 12 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing activities, including the creation and progress of its sales and marketing operations, (ii) the effect of competing technological and market developments, from competitors that have greater resources than the Company. The Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate fees from the sale of its services, to conserve liquidity by getting marketing and other priorities and reducing expenditures, to obtain additional funds through offering of its securities. The Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements. Accordingly, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

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

LIMITED OPERATING HISTORY

     Voicenet, Inc. is a development stage company, incorporated on April 2, 1996 in the State of Delaware. Its proposed operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise without an operating history, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. The Company may experience problems, delays, expenses and difficulties typically encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had minimal revenues to date and has incurred losses since inception including for the year ended December 31, 1999. As a result of the developing nature of the Company's business and the fact that it has limited operations, the Company will likely sustain operating losses for an indeterminate time period. Unless the Company is able to generate revenues or obtain financing through some means in the near future, the operations of the Company in its development phase may raise doubt about the ability of the Company to continue as a going concern after such twelve month period. There can be no assurance that the operations of the Company will ever be competitive or profitable.

POSSIBLE NEED FOR ADDITIONAL FINANCING

     The Company anticipates that its existing capital resources will be adequate to satisfy its current capital requirement for at least the next twelve months. Thereafter, the Company may in the future determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company obtains equity financing or finances an acquisition with equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's stockholders. Additionally, to the extent that the Company incurs additional indebtedness or issues debt securities in connection with an acquisition, the Company will be subject to risks associated with incurring substantial additional indebtedness including the possibility that cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

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

UNCERTAINTY OF MARKET ACCEPTANCE - LACK OF MARKETING ARRANGEMENTS

     The Company has only recently commenced significant marketing activities. Achieving market acceptance for the Company's products will require substantial marketing efforts and the expenditure of significant funds. There is no assurance that the Company will be able to create a successful marketing program, or that the Company's products can be sold in a manner that will permit the Company to achieve long range profitability, if ever.

LIMITATIONS OF SCOPE FOR THE COMPANY'S PRODUCT LINE

     The Company intends to engage in the marketing and distribution of speech recognition systems and of Voice Systems. The Company's success will be totally dependent on its ability to market its product line. The Company's current plans do not include any other potential sources of revenue.

POSSIBLE PRODUCT OBSOLESCENCE

     The Company expects technological developments to continue at a rapid pace in the computer and telecommunications industries, and there can be no assurance that technological developments will not cause the Company's Technology and Voice Systems to be rendered obsolete. The Company's future success, if any, will be dependent upon its ability to remain competitive with others involved in the development, manufacture and marketing of similar products and technologies through its continued capability to design high quality products in a cost efficient and timely manner, of which there can be no assurance.

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

DEPENDENCE UPON KEY PERSONNEL AND POSSIBLE CONFLICT OF INTEREST

     The success of the Company is substantially dependent upon existing management, all of whom devote only a portion of their time to the Company. These individuals may have conflicts between their responsibilities to the Company and to other entities with which they are affiliated. The directors or affiliates of the Company may in the future seek to exploit opportunities which the Company is not able to undertake because of limited capital. Frank Carr, the Chief Executive Officer will devote only a portion of his time to the Company as set forth in the Agreement under which he is retained. Mr. Carr is also a Director of VNA, which is the majority shareholder of the Company. The loss of the services of Mr. Carr, as well as other key personnel, or any inability to attract and retain qualified personnel, may adversely affect the Company's business. The Company has not applied for key man life insurance on the life of Frank Carr and does not intend to. Because of the nature of its business, the Company will be dependent upon its ability to attract and retain qualified personnel, including competition from companies with substantially greater resources than the Company. There is no assurance that the Company will successfully recruit or retain personnel of the requisite technical caliber or in adequate numbers to enable it to conduct its business as proposed. Mr. Carr may also have conflicts of interest if a dispute were to arise under the Technology Transfer Agreement.

INITIAL RELIANCE ON SOLE MANUFACTURER AND SUPPLIER

     The Company does not own or operate any manufacturing or production facilities. VNA, an Australian company which owns 76% of the Company, causes or provides for the manufacturing of three of the components required for the operation of the Voice Systems, including the Court Reporting Systems and Medical Systems. Should VNA terminate its relationship with the Company, there can be no assurance that the Company could obtain a satisfactory arrangement with another manufacturer on the same terms, i.e., price and credit terms.

NO FEASIBILITY AND MARKETING STUDIES

     The Company's planned commencement of operations is being undertaken primarily on the basis of management's evaluation of market potential regarding its proposed operations in North, Central and South America.

PRODUCT DEVELOPMENT AND INTEGRATION

     The development of the Company's technology for its customers has required, and will continue to require, significant technical innovations. Once the Company has products such as the Voice Systems, the Company must adapt that product to meet the specific requirements of the customer hardware or software in which it is to be integrated. There can be no assurance that the Company will be successful in developing new products or enhancing the performance of its existing products for customer use on a timely basis or within budget, if at all. Any such failure could materially and adversely affect the Company's technology and its business and prospects.

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

COMPETITION

     Competition in the voice recognition systems and digital audio technology market is intense. The Company faces competition from many companies in the United States and abroad, including a number of large companies and firms specialized in the development and production of systems. Most of the Company's competitors have substantially greater resources, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of the Company. There can be no assurance that the Company's competitors will not develop voice recognition technologies and products that are more effective or less expensive than the Company's or which would render the Company's technology and products obsolete and noncompetitive. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There is no assurance that the Company will be able to compete successfully.

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

CONTROL BY SINGLE MAJORITY SHAREHOLDER

     VNA, has been the controlling shareholder of the Company since inception and currently owns approximately 80% of the outstanding shares of Common Stock of the Company. As a result, VNA is able to determine the outcome of all actions that require shareholder approval, including without limitation electing all of the directors of the company, controlling changes in management and controlling mergers or other business combinations.

     POTENTIAL ISSUANCE OF ADDITIONAL SHARES

     The Company is currently authorized to issue up to a total of 50,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. There are currently 9,391,022 shares of Common Stock outstanding. The Company's Board of Directors is authorized to issue preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may further issue a series of preferred stock in the future that will have preference over the Common Stock with respect to the payment of dividends and proceeds from the Company's liquidation, dissolution or winding up or having voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the Common Stock. The Company has no plans, arrangements, understandings or commitments to issue any preferred stock. Also, rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, and the ability of the Board of Directors to issue preferred stock could discourage, delay or prevent a takeover of the Company, thereby preserving control of the Company by the current shareholders.

SHARES ELIGIBLE FOR FUTURE SALE

     There are approximately 7,960,324 shares of Common Stock outstanding that are held by affiliates and are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). All of such shares are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person (or persons whose shares are aggregated under the terms of Rule 144), including an affiliate of the Company, who has owned restricted shares of Common Stock beneficially for at least one year, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the sale, as reported by all national securities exchanges on which the Common Stock is traded and/or the automated quotation system of a registered securities association, or an approved consolidated transaction reporting system. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to the volume limitations described above. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market in the future may cause the market prices for the Common Stock to decline and could impair the Company's ability to raise capital through the sale of its equity securities.

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

SERVICE OF PROCESS IN AUSTRALIA

     Certain of the Company's officers and all of the Company's directors are residents of Australia, and VNA , the majority shareholder of the Company and the transferor of the Technology, is incorporated and has its principal place of business under the laws of Australia. Consequently, it might be difficult for investors or the Company to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the Securities Act, or any other U.S. or individual state's laws or regulations. There is also substantially doubt whether an action could be brought in Australia in the first instance on the basis of liability predicated upon such law.

ABSENCE OF DIVIDENDS

     The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal years ending December 31, 1999, and 1998 are included herein and consist of:

     Index to Financial Statements                                F-1
     Independent Auditors' Report                                 F-2
     Balance Sheet                                                F-3
     Statements of Operations and Deficit                         F-4
     Consolidated Statement of Stockholders' Equity             F-5-6
     Statements of Cash Flows                                     F-7
     Notes to Financial Statements                              F-8-9

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     There were no reported disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure. Reference is made to Form 8K filed in September, 1999 which discloses a change in the registrant's accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth information concerning the executive officers, directors and key employees of the Company:

     (a) The directors of the Company as of December 31, 1999 are set forth in the following table:

                             Year First Elected As
Name               Age       Director                   Directorship Held
---------          ---       ----------------------     -----------------------
Frank Carr         51        1997                       Chairman and Director
Chris Brown        42        1998                       Director
Alan Dawson        47        1999                       Director

          Each Director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders. Each director receives an annual fee of $10,000

          On March 18, 1998, Mr. Christopher John Brown, CPA, was appointed a Director of the Company to fill a vacancy on the board.

          On February 26, 1999, Mr. Alan Dawson was appointed a Director of the Company to fill a vacancy on the board.

     (b) The current executive officers of the Company are set forth in the following table:

                              Year First
Name               Age      Elected into Office      Office Held
-----              ---      -------------------      ------------------
Frank Carr         51              1997              Chairman, President, Chief
                                                     Executive Officer
Howard Messer      48              1998              Chief Financial Officer and
Secretary

     Except for its agreement with Mr. Carr, there are no other contracts with the executive officers. Officers serve at the will of the Board of Directors.

FRANK CARR, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Carr has been a director, President and Chief Executive Officer of the Company since its inception in 1996. He was the Chief Executive Officer of VNA, a public company listed on the Australia Stock Exchange, for 5 years. He has been involved in company management and direction for 30 years and in 1986 was jointly awarded the Australian Business Entrepreneur of the Year Award and, in the same year, his company was awarded the marketing award by the Australian Marketing Institute. Mr. Carr was elected to Fellowship of the Institute of Directors in the U.K. in 1981 and to Fellowship of the Australian Institute of Management in 1986.

CHRISTOPHER J. BROWN, DIRECTOR. Mr. Brown was appointed a director of Voicenet, Inc. in 1998 and was appointed Secretary of Voicenet (Aust) Ltd. in August of 1995 and to the Board of Voicenet (Aust) Ltd. in July of 1997. In his role as VNA Secretary he is actively involved on a daily basis in the operations and direction of the Company. Mr. Brown is a principal of a leading Australian accounting firm, William Buck. He has extensive experience in the field of strategic planning, corporate marketing, international tax planning and technology transfer. He received his Masters degree in Business Administration from Curtin University of Technology in Perth and is, among his other pursuits, currently completing doctorate studies in the field of intellectual property and international technology transfer. He is a member of the Australian Society of CPA's, the Australian Institute of Management Consultants and the World Institute of Management Consultants.

ALAN DAWSON, DIRECTOR. Mr. Dawson was appointed a director of Voicenet, Inc. in February, 1999 and was appointed to the position of President of Voicenet (Aust) Limited in March of 1997 and to the position of Chief Executive Officer of VNA in January 1999, a position he currently holds. He has extensive experience in management and related disciplines, having held senior positions in a number of leading Australian companies over the course of some 25 years. A former director of the Australian Design Council, he has also practiced in the field of commercial law for several West Australian legal firms. Mr. Sawson is a graduate of both the University of Western Australia and the Curtin University of Technology with Bachelor degrees in both Business and in Law and he has a Masters degree in Business Administration. He is a member of both the Australian Institute of Management and the Law Society of Western Australia.


HOWARD MESSER, CHIEF FINANCIAL OFFICER. Howard Messer is a CPA in the State of New Jersey. Since March of 1994, Mr. Messer served as Vice President of Finance of Compuflex Systems, Inc. and was instrumental in its acquisition and pooling of interests between it and Intec Overseas Software Limited. During that period Compuflex combined revenues grew at an annual rate of 50% per annum, Mr. Messer assisted the company in its acquisition of debt financing and, as a result of his business plan, in July 1997, Compuflex was acquired in a $12 million stock purchase agreement. He is a graduate of the University of Virginia with a B.S. in Commerce degree and began his professional career with Arthur Andersen & Co. Mr. Messer left Arthur Andersen as an audit manager.

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

     The Company currently has no committees of its Board of Directors, but it is anticipated that standing audit and compensation committees will be established in 2000. It is expected that the audit and compensation committees will consist of three members of the Board, a majority of whom are not otherwise affiliated with the Company as officers or employers.

EMPLOYMENT ARRANGEMENTS

     The Company has retained Frank Carr as its President, Chief Executive Officer pusuant to a management services agreement at a fee of $180,000 per year for a four year term which commenced in January, 2000. The management services agreement is with Noble Pacific Merchant Capital, Ltd., a corporation which is controlled by Mr. Carr.

     No family relationships exist among the executive officers of the company.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth information concerning the compensation earned for the past three years for the Company's Chief Executive Officer as of December 31, 1999. No other executive officer's total salary and bonus for 1999 exceeded $100,000. In accordance with the rules of the

Securities and Exchange Commission, the compensation described in this table does not include perquisites and other benefits received by these executive officers that do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for these officers. The amounts shown include compensation for services in all capacities that were provided to the Company or its subsidiaries. Long Term

                                                                             Compensation
                                                                             ------------
                                                                        No. of Securities Under-      All Other
Name and Principal Position       Year      Salary(a)    Bonus   Other   lying Options Granted      Compensation
---------------------------       ----      ---------    -----   -----   ---------------------      -------------

Frank Carr                        1999      $ 180,000      --     --             95,000(b)            $--
  Chief Executive                 1998         90,000      --     --            350,000(b)             --
  Officer and Chairman            1997         31,196      --     --               --                  --

(a) Represents amounts earned with respect to the years indicated, whether paid or accrued.

(b) Represents the difference between the market price and the exercise price of the Stock Options granted.

Option Grants Table
-------------------

          The following table sets forth information concerning stock options which were granted during 1999 to the executive officers named in the Summary Compensation Table and to the directors of the Company. Information with respect to options relates to options on the Company Common Stock at December 31, 1999.

                                 % of
              Number of       Total Options                                           Potential Realizable Value at
              Securities       Granted to                  Market                        Assumed Annual Rates of
              Underlying      Employees in                Price at                    Stock Price Appreciation for
               Options           Fiscal       Exercise     Date of      Expiration           Option Term (3)
                                                                                             ---------------
    Name      Granted (1)         Year         Price      Grant (2)        Date            5%               10%
    ----      -----------         ----         -----      ---------        ----            --               ---

Frank
Carr           760,000            63.33%         $.50       $.625        October 31,     $226,234         $384,992
                                                                         2004

Howard
Messer         200,000            16.67%         $.50       $.625        October 31,      $62,890         $159,374
                                                                         2004

Alan
Dawson         120,000            10.0%          $.50       $.625        October 31,      $37,734          $95,624
                                                                         2004

Chris
Brown          120,000            10.0%          $.50       $.625        October  31,     $37,734          $95,624
                                                                         2004

(1) Adjusted for the 2 for 1 stock split effective for shareholders of record on March 17, 2000

(2) Assumes a fair market value of the Company Common Stock underlying the Stock Options of $.625 based on the valuation of Company's publicly traded Common Stock on the date of issuance of the Stock Options as adjusted for the 2 for 1 stock split which occurred on March 17, 2000.

(3) The potential realizable value represents the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

Fiscal 1999 Year End Option Values
----------------------------------

                              Number of Securities             Value of Unexercised In the Money
                         Underlying Unexercised Options            Options at Fiscal Year End
                         ------------------------------            --------------------------

Name                     Exercisable       Unexercisable        Exercisable          Unexercisable
----                     -----------       -------------        -----------          -------------

Frank Carr                100,000            760,000(1)          $1,200,000           $9,120,000


Howard J. Messer          200,000               --               $2,400,000                 --


Alan Dawson                  --              120,000(1)                --             $1,440,000


Chris Brown                  --              120,000(1)                --             $1,440,000

Pusuant to the terms of the referenced stock options, they are not exercisable into common stock of the Company until June 15, 2000.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF DIRECTORS' LIABILITY

     Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

    - any  breach  of  their  duty  of  loyalty  to  the   corporation   or  its
      stockholders;

    - acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

    - unlawful   payments  of  dividends  or  unlawful   stock   repurchases  or
      redemptions; or

    - any transaction from which they derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and executive officers and may indemnify other officers and employees and other agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity, regardless of whether Delaware law would permit indemnification.

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

     (a) As of December 31, 1999, one person owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock outstanding.

     (b) The following table sets forth certain information regarding the beneficial ownership (determined in accordance with Securities and Exchange
Commission Rule 13d-3 Securities Exchange Act of 1934) of common stock of the Company as of December 31, 1999 (adjusted for a 2 for 1 split of the common stock which took effect for stockholders of record on March 17, 2000), by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each of the Company's directors; and
(iii) all officers and directors of the Company's as a group:

Name and Address of             Amount and Nature of
Beneficial Owner                Beneficial Ownership (2)        Percent of Class
-------------------             ------------------------        ----------------

Voicenet (Aust) Ltd.
72 Kings Park Road
West Perth, Australia 6005             7,510,324                     80.0%

Frank Carr(1)(3)
72 Kings Park Road
West Perth, Australia 6005               100,000                         1%

Alan Dawson(1)(3)
72 Kings Park Road
West Perth, Australia 6005                 --                           --

Chris Brown(1)(3)
72 Kings Park Road
West Perth, Australia 6005                 --                           --

Howard J. Messer
1040 First Avenue
New York, New York                       200,000                         2%

All Officers and Directors

as a group (4 persons) (3)               300,000                         3%

-----------------------------

(1)  Denotes a director of the Company.

(2) Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by him or it.

(3) Excludes options issued to the Chairman and CEO, Frank Carr in 1999 which are exercisable commencing June 15, 2000 into 760,000 shares of common stock at $.50 per share for the period ending October 31, 2004; option issued to Alan Dawson which are exerciable into 120,000 shares of common stock at $.50 per share for the period ending October 31, 2004; and options issued to Chris Brown which are exercisable into 120,000 shares of common stock at $.50 per share for the period ending October 31, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 1998, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock had or will have a direct or indirect material interest other than:

    - the salaries, options, share repurchase and other agreements that are described in "Executive Compensation;" and

    - the transactions described below.

Financing Transactions
----------------------

          VNA, the majority shareholder of the Company since inception in 1996 and which has all of the Company's directors as members of VNA's board of directors, acquired $3,000,000 of Series A Convertible Preferred Stock in October 1999, which was convertible into common stock based on the weighted average closing bid price for the Company publicly traded common stock for the thirty days prior to the conversion date. All of the Series A Convertible Preferred was converted into common stock by December 31, 1999. As a result of the conversion of the Series A Convertible Preferred Stock, VNA's ownership of common stock of the Company increased to approximately 80%.

Other Transactions
------------------

          All of the shareholders existing at the date of initial public offering of the Company in November 1997 acquired the then outstanding 5,000,000 shares of the Company's common stock for $.005 per Share.

          In connection with the acquisition of the Technology from VNA, the Company agreed to pay VNA $4,500,000. This obligation was evidenced by a Promissory Note in the amount of $4,500,000, which bore no interest, secured by a first security interest collateral pledge of the Technology to VNA. By amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $4.00 per share (after giving effect to the 2 for 1 split effective on March 17, 2000). Upon conversion of the Promissory Note, 1,125,000 additional shares were to be issued to VNA, in satisfaction of the Company's $4.5 million obligation. VNA elected to exercise its right of conversion and 1,125,000 shares of common stock were issued to VNA in 1997.

    See item 7(b) above.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K



(b) Reports on Form 8-K

     The Company filed one report on Form 8-K for the last quarter of year ending December 31, 1999 with respect to the purchase of the Series A Preferred Stock by VNA.

                                 VOICENET, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Balance sheets as of December 31, 1999 and 1998                              F-3

Statements of operations for the years ended
   December 31, 1999 and 1998                                                F-4

Statements of stockholders' equity for the years ended
   December 31, 1999 and 1998                                          F-5 - F-6

Statements of cash flows for the years ended
   December 31, 1999 and 1998                                                F-7

Notes to financial statements                                         F-8 - F-15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Voicenet, Inc.
New York, New York

We have audited the accompanying balance sheet of Voicenet, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Voicenet, Inc. for the year ended December 31, 1998 and the period April 2, 1996 (inception) through December 31, 1998, were audited by other auditors whose report dated April 7, 1999, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding a going concern uncertainty.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voicenet, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                         HORTON & COMPANY, L.LC.




Wayne, New Jersey
February 29, 2000, except for Note 8
   as to which the date is March 6, 2000

                                 VOICENET, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                 December 31,
                                                                                 ------------
                                                                             1999             1998
                                                                             ----             ----

Current assets:
   Cash and equivalents ...........................................     $  2,916,531      $     34,610
   Investment, at market value ....................................             --              12,246
   Accounts receivable, net .......................................             --              39,700
   Due from Voicenet (Aust) Ltd. ..................................             --              45,015
   Other receivables ..............................................             --               4,800
                                                                        ------------      ------------

               Total current assets ...............................        2,916,531           136,371
                                                                        ------------      ------------

Other assets:
   Technology rights ..............................................        3,905,000         4,410,000
   Security deposits and other ....................................           12,891            13,375
   Deferred compensation expense ..................................             --              26,450
                                                                        ------------      ------------

               Total other assets .................................        3,917,891         4,449,825
                                                                        ------------      ------------

               Total assets .......................................     $  6,834,422      $  4,586,196
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable ...............................................     $    186,753      $    217,249
                                                                        ------------      ------------

               Total current liabilities ..........................          186,753           217,249
                                                                        ------------      ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      9,831,022 shares issued, 9,391,022 shares outstanding in 1999
      6,677,300 shares issued and outstanding in 1998 .............           98,310            66,773
   Additional paid-in capital .....................................       10,338,716         7,051,814
   Accumulated deficit ............................................       (3,787,157)       (2,733,921)
   Treasury stock, 440,000 shares in 1999, at cost ................           (2,200)             --
   Accumulated other comprehensive loss ...........................             --             (15,719)
                                                                        ------------      ------------

               Total stockholders' equity .........................        6,647,669         4,368,947
                                                                        ------------      ------------

               Total liabilities and stockholders' equity .........     $  6,834,422      $  4,586,196
                                                                        ============      ============

                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                 April 2, 1996
                                                                                                  (inception)
                                                                                                    through
                                                                Year ended December 31,           December 31,
                                                                1999               1998              1999
                                                             -----------        -----------       -----------

Revenue ..........................................           $     3,400        $    45,500       $    48,900
                                                             -----------        -----------       -----------

Costs and expenses:
   Cost of sales .................................                  --               25,958            25,958
   Selling and administrative ....................               328,106            564,193         1,546,132
   Stock-based compensation ......................               266,450          1,490,050         1,756,500
   Amortization ..................................               505,900             90,400           597,000
                                                             -----------        -----------       -----------

                                                               1,100,456          2,170,601         3,925,590
                                                             -----------        -----------       -----------

Operating loss ...................................            (1,097,056)        (2,125,101)       (3,876,690)
                                                             -----------        -----------       -----------

Other income:
   Interest ......................................                40,682              7,235            86,395
   Gain on sale of securities ....................                 3,138               --               3,138
                                                             -----------        -----------       -----------

                                                                  43,820              7,235            89,533
                                                             -----------        -----------       -----------

Net loss .........................................           $(1,053,236)       $(2,117,866)      $(3,787,157)
                                                             ===========        ===========       ===========


Loss per share ...................................           $     (0.14)       $     (0.32)
                                                             ===========        ===========

Weighted average shares outstanding ..............             7,290,575          6,656,324
                                                             ===========        ===========





                        See notes to financial statements

                                 VOICENET, INC.

                          (a development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1999 and 1998 and

       for the period April 2, 1996 (inception) through December 31, 1997

                                                                                                           Accumulated
                                                                                                              other
                                             Common stock         Additional                 Treasury Stock   compre-
                                       ------------------------     paid-in    Accumulated   --------------   hensive  Comprehensive
                                         Shares        Amount       capital      deficit     Shares  Amount    loss         loss
                                       ----------   -----------   -----------  -----------   ------  ------   -------     --------

Initial issuance of shares, as
   retroactively restated
   for subsequent stock splits .....    5,000,000   $    50,000   $   (24,980  $     --       --     $--     $  --       $   --

Net loss for the period April
   2, 1996 (inception)
   through December 31, 1996 .......         --            --            --          (725)    --      --        --           --
                                       ----------   -----------   -----------  ----------    -----   -----   -------     --------

Balance, December 31, 1996 .........    5,000,000        50,000       (24,980        (725)    --      --        --           --

Issuance of shares in connection
   with the initial public offering,
   net of offering costs ...........      376,500         3,765       970,102        --       --      --        --           --

Issuance of shares on December
   30, 1997 ........................       21,600           216        86,184        --       --      --        --           --

Conversion of debt to common shares     1,125,000        11,250     4,488,750        --       --      --        --           --

Net loss for the year ended December
   31, 1997 ........................         --            --            --      (615,330)    --      --        --           --
                                       ----------   -----------   -----------  ----------    -----   -----   -------    --------

Balance, December 31, 1997 (forward)    6,523,100   $    65,231   $ 5,520,056  $ (616,055)    --     $--     $  --       $   --
                                       ----------   -----------   -----------  ----------    -----   -----   -------     --------


                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1999 and 1998 and for the period April 2, 1996 (inception) through December 31, 1997


                                                                                                       Accumulated
                                                                                                         other
                                    Common stock        Additional                    Treasury Stock     compre-
                               ----------------------    paid-in     Accumulated      --------------     hensive     Comprehensive
                                 Shares      Amount      capital       deficit        Shares  Amount      loss            loss
                               ----------  ----------   ----------   -----------      ------  ------     -------     -------------

Balance, December 31,
  1997 (forward) ............   6,523,100   $65,231   $ 5,520,056   $  (616,055)       --     $  --      $   --      $      --

Shares issued during 1998 ...       4,200        42        16,758          --          --        --          --             --

Issuance of shares for
  consulting services .......     150,000     1,500       598,500          --          --        --          --             --

Stock options issued ........        --        --         916,500          --          --        --          --             --

Unrealized loss on securities        --        --            --            --          --        --       (15,719)       (15,719)

Net loss for the year ended
  December 31, 1998 .........        --        --            --      (2,117,866)       --        --          --       (2,117,866)
                                ---------   -------   -----------   -----------       ------  ------      --------    -----------

Balance, December 31, 1998 ..   6,677,300    66,773     7,051,814    (2,733,921)       --        --       (15,719)   $(2,133,585)
                                                                                                                     ===========

Shares issued during 1999 ...   3,153,722    31,537     2,968,463          --          --        --          --             --

Capital contribution ........        --        --          78,439          --          --        --          --             --

Stock options issued ........        --        --         240,000          --          --        --          --

Treasury stock purchased ....        --        --            --            --       440,000    (2,200)       --             --

Reclassification adjustment
   for gains included in
   net loss .................        --        --            --            --          --        --        15,719           --

Net loss for the year ended
   December 31, 1999 ........        --        --            --      (1,053,236)       --        --          --       (1,053,236)
                                ---------   -------   -----------   -----------    --------   -------    --------    -----------

Balance, December 31, 1999 ..   9,831,022   $98,310   $10,338,716   $(3,787,157)    440,000   $(2,200)   $   --      $(1,053,236)
                                =========   =======   ===========   ===========    ========   =======    ========    ===========

                        See notes to financial statements

                                 VOICENET, INC.

                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                    April 2, 1996
                                                                                                     (inception)
                                                                     Years ended December 31,          through
                                                                   ----------------------------      December 31,
                                                                      1999              1998             1999
                                                                   -----------      -----------      ------------

Net loss .....................................................     $(1,053,236)     $(2,117,866)     $(3,787,157)
                                                                   -----------      -----------      -----------
Adjustments to  reconcile  net loss to net cash
  (used in)  provided by operating activities:
      Amortization ...........................................         505,900           90,400          597,000
      Stocks issued for consulting services ..................            --            600,000          600,000
      Stock option compensation costs ........................         240,000          916,500        1,156,500
      Gain on sale of marketable securities ..................          (3,138)            --             (3,138)
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ..........          39,700          (39,700)            --
         (Increase) decrease in other receivables ............           2,600           (4,800)          (2,200)
         (Increase) decrease in prepaid expenses .............            --             11,382             --
         (Increase) decrease in security deposits ............            (416)          (9,875)         (12,891)
         (Increase) decrease in deferred compensation expense           26,450          (26,450)            --
         Increase (decrease) in accounts payable .............         (30,497)          78,606          186,752
                                                                   -----------      -----------      -----------

               Total adjustments .............................         780,599        1,616,063        2,522,023
                                                                   -----------      -----------      -----------

               Net cash used in operating activities .........        (272,637)        (501,803)      (1,265,134)
                                                                   -----------      -----------      -----------

Cash flows from investing activities:

   Payments for organization costs ...........................            --               --             (2,000)
   Purchases of investment ...................................            --            (27,965)         (27,965)
   Proceeds from sale of investment ..........................          31,103             --             31,103
                                                                   -----------      -----------      -----------

               Net cash provided by (used in) investing ......          31,103          (27,965)           1,138
                                                                   -----------      -----------      -----------
activities

Cash flows from financing activities:

   Proceeds from issuance of stock ...........................       3,078,440           16,800        4,293,181
   Advances (to) from Voicenet (Aust) Ltd. ...................          45,015         (357,639)            --
   Advances (to) from related party ..........................            --             (4,000)            --
   Payments of offering costs ................................            --               --           (112,654)
                                                                   -----------      -----------      -----------

               Net cash provided by (used in) financing ......       3,123,455         (344,839)       4,180,527
                                                                   -----------      -----------      -----------
activities

               Net increase (decrease) in cash and equivalents       2,881,921         (874,607)       2,916,531

               Cash and equivalents at beginning of period ...          34,610          909,217             --
                                                                   -----------      -----------      -----------

               Cash and equivalents at end of period .........     $ 2,916,531      $    34,610      $ 2,916,531
                                                                   ===========      ===========      ===========

                        See notes to financial statements

                                 VOICENET, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Voicenet, Inc. (the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of Voicenet, Inc. which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          Use of estimates
          ----------------

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

          History and business activity
          -----------------------------

     Voicenet,  Inc. (the Company), a Delaware corporation,  was incorporated on
     April  2,  1996.  The  Company  was   established  for  the  marketing  and
     distribution of continuous speech and voice recognition systems and of digital audio reporting, transcription, archiving and retrieval systems in North America, Central America and South America. As of December 31, 1999, the Company had commenced operations but has not realized significant revenue from such operations. Therefore, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standard No. 7. The Company is majority-owned, (80%) and (65%) as of December 31, 1999 and 1998, respectively, by Voicenet (Aust) Ltd., an Australian company.

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

          Net loss per share
          ------------------

     Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the years ended December 31, 1999 and 1998. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins, common stock issued at prices below the anticipated public offering price during the twelve-month period prior to the Offering have been included in the calculation as if they were outstanding for the entire period presented.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires the presentation of basic and diluted EPS. The Company adopted SFAS 128 for the year ended December 31, 1998. Diluted loss per share amounts are not presented because they are anti-dilutive.

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

          Stock options
          -------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS requires compensation expense to be recorded (i) using the fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting or Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company selected to continually use APB 25 and adopted the disclosure-only provisions of SFAS 123 for employee options and adopted SFAS 123 for non-employee options.

          Comprehensive income
          --------------------

     During the year ended December 31, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of other non-owner changes in equity in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

          Concentration of credit risk
          ----------------------------

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and equivalents. During 1999, the Company routinely maintained cash balances with one New York bank in excess of $100,000 limit which is insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1999, the Company's balance was approximately $2,800,000 in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

2.   TECHNOLOGY RIGHTS

     On August 1, 1996 the Company entered into a Technology Sales and Purchase Agreement (the "Technology Agreement") with Voicenet (Aust) Ltd. to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of twenty-five years or the life of any patents and extensions granted under the patent applications. The rights acquired are for territories including North America, Central America and South America. These rights were originally purchased for $4,500,000 in the form of a non-interest bearing promissory note. The note was converted into 562,500 shares of the Company's common stock with a conversion price of $8.00 per share in conjunction with the IPO (see Note 3).

     The technology was deemed to be placed in service in July of 1998, and the Company commenced amortization using the straight-line method over a 25-year period. Effective July 1999, the Company changed the estimated useful life of the technology to 7 years.

     Technology rights are net of accumulated amortization of $595,000 and $90,000 at December 31, 1999 and 1998, respectively. Amortization expense for the years ended December 31, 1999 and 1998 was $505,000 and $90,000, respectively.

3.   STOCKHOLDERS' EQUITY

          Common stock
          ------------

     At inception, the Company authorized 3,000 shares of $.001 par value common stock and issued 1,000 of these shares for $25,000. On September 15, 1996, the Company increased its number of authorized common shares to 10,000,000 and changed the par value of these shares to $.01 per share. See Note 8.

          Preferred stock
          ---------------

     The Company authorized 1,000,000 shares of blank check preferred stock, par value $.01 per share with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as the Company, subject to the State of Delaware, may determine from time to time.

          Stock split
          -----------

     On September 15, 1996, the board of directors of the Company declared a 2,500-for-1 stock split on its common stock. The financial statements have been adjusted to reflect this transaction.

          Initial public offering
          -----------------------

     During 1997, the Company offered to sell as part of the initial public offering ("IPO") a minimum of 375,000 shares and a maximum of 3,750,000 shares at a public offering price of $4.00 per share. The IPO was completed on November 5, 1997, whereby 1,125,000 shares were issued to Voicenet
     (Aust) Ltd. at a price of $4.00 per share in full satisfaction of the $4.5 million obligation of the Company. 376,500 shares of common stock were sold to the public at $4.00 per share. The net proceeds from the sale of the common stock to the public amounted to $973,867, net of direct related costs of $532,133. On December 30, 1997, the Company sold an additional 21,600 shares of its common stock for $86,400, and during March of 1999, the Company sold an additional 4,200 shares of its common stock for $16,800.

          Consulting costs
          ----------------

     During February of 1998, the Company issued 150,000 shares of the Company's common stock to two consultants in consideration for services provided. The fair market value of stock at the date of issuance was $4.00 per share. Consulting costs of $600,000 relating to this issuance was recorded by the Company for the year ended December 31, 1998.

          Stock issuance
          --------------

     During 1999, Voicenet (Aust) Ltd. invested $3,000,000 in the Company in return for 100,000 shares of convertible preferred stock. The preferred stock was subsequently converted into 3,153,722 shares of the Company's common stock. Such conversion was effected at the weighted average closing price of the Company's common stock during the 30-day period preceding the conversion. During 1999, Voicenet (Aust) Ltd. made an additional capital contribution of $78,439.

4.   WARRANTS AND OPTIONS

          Stock option plan
          -----------------

     In 1996 the Company  adopted a  non-qualified  stock  option plan (the 1996
     Plan). An aggregate of 1,000,000 shares of Common Stock were reserved for issuance under the 1996 Plan. The 1996 Plan provides for the granting of either incentive stock options and non-qualified options to purchase shares of the Company's common stock and for other stock-based awards to key employees, officers and directors and to non-employee consultants. Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

     In 1998 the Company  adopted a  non-qualified  stock  option plan (the 1998
     Plan). An aggregate of 1,200,000 shares of Common Stock were reserved for issuance under the 1998 Plan. The 1998 Plan provides for the granting of either incentive stock options and non-qualified options to purchase shares of the Company's common stock and for other stock based awards to key employees, officers and directors and to non-employee consultants.

     During 1999, the Company granted 1,200,000 options from the 1998 Plan to four individuals who are members of the Company's board or consultants to the Company, to purchase shares of the Company's common stock at an exercise price of $0.50 per share. 200,000 of the options are immediately exercisable on the date of the grant and 1,000,000 are options exercisable on June 15, 2000. The Company recorded $240,000 in compensation expense in 1999 for these options. At December 31, 1999, no options had been exercised.

          Other options
          -------------

     During the year ended December 31, 1998, separate from the 1998 Plan, the Company granted 200,000 and 60,000 options to two directors and three members of the Company's advisory board, respectively, to purchase common shares of the Company at an exercise price of $0.50 per share. The 200,000 options are immediately exercisable on the date of grant and the 60,000 options are vested at a rate of one half at the date of grant and the other half at the first anniversary of the date of grant. The Company recorded $890,050 in compensation expense in 1998 for these options. At December 31, 1999 and 1998, no options had been exercised.

     In accordance with SFAS 123, non-employee stock options must be accounted for using the fair market value method. The fair market value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                1999                  1998
                                             ---------          ----------------

                  Risk-free rate                 6.0%           5.17% and 5.36%
                  Volatility factor              0.50                     0.525
                  Average life                 1 year                    1 year

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly-subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during the year ended December 31, 1999 and 1998 was $0.20 and $3.53, respectively, based upon the calculation using the Black Scholes option-pricing model.

          -------------------------

         In accordance with the amended underwriting agreement, the underwriter has been issued warrants to purchase 22,500 shares of stock at an exercise price of $5.60 per share. The warrants expire on October 31, 2002 and no warrants have been exercised as of December 31, 1999.

         On June 9, 1998, the Company issued a warrant to a former director to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. The warrant expires on June 30, 2003 and has not been exercised at December 31, 1999.

5.   RELATED PARTY TRANSACTIONS

          Due from (to) Voicenet (Aust) Ltd.
          ----------------------------------

     This balance represents advances from (to) Voicenet (Aust) Ltd. during the normal course of business. In addition, the Company may incur expenses on behalf of Voicenet (Aust) Ltd. and Voicenet (Aust) Ltd. may incur expenses on behalf of the Company, and such expenses will be reimbursed. Such advances and reimbursable costs are non-interest bearing and due on demand. At December 31, 1998, the amount due from (to) Voicenet (Aust) Ltd. was $45,015.

          Investment
          ----------

     Investment  at  December  31, 1998  consists of 100,000  shares of Voicenet
     (Aust) Ltd.'s common stock at market value of $12,246, net of unrealized loss of $15,719. The investment was sold during 1999 at a gain of $3,138.

          Advisory services agreement
          ---------------------------

     The Company had retained Ridgewood Group International Ltd. ("Ridgewood"), a stockholder of the Company, for various advisory services. The Company paid Ridgewood $5,758 during the year ended December 31, 1998 for services provided. The advisory services agreement was terminated on March 1, 1998.

          Lease agreement
          ---------------

     The Company rents its office premises on a month-to-month basis without a formal lease agreement from an officer of the Company. Rent expense was $32,732 and $34,240 for the years ended December 31, 1999 and 1998, respectively.

6.   INCOME TAXES

     The Company has no taxable income to date; therefore, no provision for income taxes has been made. The minimum state and local franchise taxes have been provided in the accompanying financial statements.

     Deferred tax assets recognized by the Company in connection with net operating loss carryforwards at December 31, 1999 and 1998 was $950,000 and $700,000, respectively. A valuation allowance is required if based on the weight of evidence available, it is more likely than not that some portion or all of the deferred asset will not be realized. It was concluded that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 1999 and 1998 due to losses incurred.

     Operating loss carryforwards which may provide future tax benefits approximate $2,600,000 and $1,800,000 at December 31, 1999 and 1998,
     respectively. These operating loss carryforwards expire through the year 2114.

7.   COMMITMENTS

          Employment and management agreements
          ------------------------------------

     On November 5, 1997, the Company entered into a three-year employment agreement with an officer of the Company whereby the Company will pay a salary of $180,000 per annum plus direct expenses. During 1999, the employment agreement ws superseded by a management agreement with Noble Pacific Merchant Capital Ltd. ("Noble") a corporation owned by the same officer of the Company. Under the terms of the agreement, the Company shall pay Noble an annual management fee of $180,000 plus direct expenses. Expense relating to these agreements was $180,000 and $90,000 for the years ended December 31, 1999 and 1998, respectively.

          Consulting agreement
          --------------------

     On February 1, 1998, the Company entered into a one-year consulting agreement with IPAC, Inc. ("IPAC") whereby IPAC provides consulting and product development services for a monthly fee of $10,000 plus direct expenses. The agreement was terminated during 1998. Total expense relating to this agreement was $111,294 for the year ended December 31, 1998.

          Financial advisory agreement
          ----------------------------

     On March 19, 1998, the Company entered into a five-month financial advisory agreement with Brooks, Houghton & Company, Inc. ("Brooks Houghton") whereby Brooks Houghton provides financial advisory services for a down payment of $25,000 and monthly fee of $6,500 plus direct expenses. The agreement was terminated during 1998. Total expense relating to this agreement was $58,212 for the year ended December 31, 1998.

8.   SUBSEQUENT EVENTS

     During March 2000, the Board of Directors authorized a two-for-one split of the Company's common stock effective March 17, 2000. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common stock shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the two-for-one stock split on a retroactive basis.

     Concurrent with the stock split described above, the Board of Directors also approved an increase in the number of shares of authorized common stock from 10,000,000 shares to 50,000,000 shares. The par value of the common stock remained unchanged at $.01.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOICENET, INC.


                                       By:  /s/ Frank Carr
                                          ---------------------
                                       Frank Carr, Chairman and
                                       Chief Executive Officer

                                       Date: March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES                             TITLE                    DATE
      ----------                             -----                    ----

/s/ Frank Carr
-------------------------       President, Chief Executive        March 28, 2000
Frank Carr                      Officer Director, Principal
                                Executive Officer
/s/ Howard Messer
-------------------------       Chief Financial Officer           March 29, 2000
Howard J. Messer                Principal Accounting Officer


/s/ Christopher J. Brown
-------------------------       Director                          March 28, 2000
Christopher J. Brown

/s/ Alan Dawson
-------------------------       Director                          March 28, 2000
Alan Dawson