Form 10QSB
period 2000-03-31
VOICENET INC
filed 2000-05-08
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                        Commission File Number 333-12979

                                 VOICENET, INC.
          (Exact name of small business issuer as specified in charter)

                                    Delaware
         (State of either jurisdiction of incorporation or organization)

                                   13-3896031
                        (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 9,816,022

                                 VOICENET, INC.
                          (a development stage company)

                                      INDEX

Part I - Financial Statements

         Balance Sheets as of March 31, 2000 and December 31, 1999          3

         Statements of Operations for the Three Months Ended
           March 31, 2000 and 1999                                          4

         Statements of Cash Flows for the Three Months Ended
           March 31, 2000 and 1999                                          5

         Notes to Unaudited Financial Statements                            6

         Management's Discussion and Analysis                               7

                                 VOICENET, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                     March 31,     December 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                    (Unaudited)

Current assets:
   Cash and equivalents ........................................................   $  3,017,406    $  2,916,531
   Note receivable .............................................................        350,000            --
                                                                                   ------------    ------------

               Total current assets ............................................      3,367,406       2,916,531
                                                                                   ------------    ------------

Other assets:
   Technology rights ...........................................................      3,735,400       3,905,000
   Security deposits and other .................................................         12,891          12,891
                                                                                   ------------    ------------

               Total other assets ..............................................      3,748,291       3,917,891
                                                                                   ------------    ------------

               Total assets ....................................................   $  7,115,697    $  6,834,422
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .......................................   $    141,754    $    186,753
                                                                                   ------------    ------------

               Total current liabilities .......................................        141,754         186,753
                                                                                   ------------    ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,256,022 shares issued, 9,816,022 shares outstanding in 2000
      9,831,022 shares issued, 9,391,022 shares outstanding in 1999 ............        102,560          98,310
   Additional paid-in capital ..................................................     10,922,466      10,338,716
   Accumulated deficit .........................................................     (4,048,883)     (3,787,157)
   Treasury stock, 440,000 shares in 1999, at cost .............................         (2,200)         (2,200)
                                                                                   ------------    ------------

               Total stockholders' equity ......................................      6,973,943       6,647,669
                                                                                   ------------    ------------

               Total liabilities and stockholders' equity ......................   $  7,115,697    $  6,834,422
                                                                                   ============    ============

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         April 2, 1996
                                                             Three-month period ended     (inception)
                                                                     March 31,              through
                                                            --------------------------     March 31,
                                                                2000           1999          2000
                                                            -----------    -----------    -----------

Revenue .................................................   $      --      $      --      $    48,900
                                                            -----------    -----------    -----------

Costs and expenses:
   Cost of sales ........................................          --             --           25,958
   Selling and administrative ...........................       116,217         21,210      1,662,349
   Stock-based compensation .............................          --             --        1,756,500
   Amortization .........................................       169,600         90,400        766,600
                                                            -----------    -----------    -----------

                                                                285,817        111,610      4,211,407
                                                            -----------    -----------    -----------

Operating loss ..........................................      (285,817)      (111,610)    (4,162,507)
                                                            -----------    -----------    -----------
Other income:
   Interest .............................................        24,091             80        110,486
   Gain on sale of securities ...........................          --             --            3,138
                                                            -----------    -----------    -----------

                                                                 24,091             80        113,624
                                                            -----------    -----------    -----------

Net loss ................................................   $  (261,726)   $  (111,530)   $(4,048,883)
                                                            ===========    ===========    ===========


Loss per share ..........................................   $     (0.03)   $     (0.02)
                                                            ===========    ===========

Weighted average shares outstanding .....................     9,538,714      6,677,300
                                                            ===========    ===========

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             April 2, 1996
                                                                                 Three-month period ended     (inception)
                                                                                         March 31,              through
                                                                                --------------------------     March 31,
                                                                                    2000           1999           2000
                                                                                -----------    -----------    -----------

Net loss ....................................................................   $  (261,726)   $  (111,530)   $(4,048,883)
                                                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Amortization ..........................................................       169,600         90,400        766,600
      Stock issued for consulting services ..................................          --             --          600,000
      Stock option compensation costs .......................................          --             --        1,156,500
      Gain on sale of marketable securities .................................          --             --           (3,138)
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable .........................          --           32,076           --
         (Increase) decrease in other receivables ...........................          --             --           (2,200)
         (Increase) decrease in prepaid expenses ............................          --           37,633           --
         (Increase) decrease in security deposits ...........................          --           (2,302)       (12,891)
         Increase (decrease) in accounts payable ............................       (44,999)        24,098        141,753
                                                                                -----------    -----------    -----------

               Total adjustments ............................................       124,601        181,905      2,646,624
                                                                                -----------    -----------    -----------

               Net cash provided by (used in) operating .....................      (137,125)        70,375     (1,402,259)
                                                                                -----------    -----------    -----------
activities

Cash flows from investing activities:

   Payments for organization costs ..........................................          --             --           (2,000)
   Purchases of investment ..................................................          --             --          (27,965)
   Proceeds from sale of investment .........................................          --             --           31,103
                                                                                -----------    -----------    -----------

               Net cash provided by investing activities ....................          --             --            1,138
                                                                                -----------    -----------    -----------

Cash flows from financing activities:

   Proceeds from issuance of stock ..........................................       238,000           --        4,531,181
   Payments of offering costs ...............................................          --             --         (112,654)
                                                                                -----------    -----------    -----------

               Net cash provided by financing activities ....................       238,000           --        4,418,527
                                                                                -----------    -----------    -----------

               Net increase (decrease) in cash and equivalents ..............       100,875         70,375      3,017,406

               Cash and equivalents at beginning of period ..................     2,916,531         34,610           --
                                                                                -----------    -----------    -----------

               Cash and equivalents at end of period ........................   $ 3,017,406    $   104,985    $ 3,017,406
                                                                                ===========    ===========    ===========

                                 VOICENET, INC.
                          (a development stage company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the full year.

2.       NATURE OF BUSINESS

         Voicenet, Inc. (the "Company"), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems. The Company has had minimal sales and, has incurred losses since inception. The Company is majority owned by Voicenet (Aust.) Ltd. ("VNA") an Australian company.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share is computed based on the weighted average number of shares of common stock outstanding for the periods presented. The effect of stock options and warrants on the net loss per share was anti-dilutive for the periods presented.

4.       PURCHASE OF TECHNOLOGY

         On August 1, 1996, the Company entered into a Technology and Sales Agreement (the "technology agreement") with VNA to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of 25 years or the life of any patents and extensions granted under the patent applications.

5.       DUE TO PARENT COMPANY

         The Company was advanced monies by VNA for completion of its marketing and development of technology. In October 1999, advances aggregating $3,000,000 were credited for the purchase of newly issued convertible preferred stock.

         On October 16, 1999, VNA elected its conversion option and 1,576,861 shares of common stock were issued to VNA.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS:

The Company had no revenues from continuing operations through the three months ended March 31, 1999. The Company has incurred losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from professional, marketing and travel expenditures incurred in connection with its capital raising activities and from amortization of intangibles and stock-based compensation. The Company expects to incur operating costs and possible losses there from over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office and other marketing activities and costs to be incurred as they seek potential customers for the Company's products.

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

RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2000; AS COMPARES WITH MARCH 31, 1999

Net losses for the three-month period ended March 31, 2000 was $261,726 as compared to $111,530 for the three-month period ended March 31, 1999. There were no revenues for the three-month period ended March 31, 2000 or for the three-month period ended March 31, 1999. Total general and administrative expenses were $116,217 for 2000 as compared to $21,210 for the three-month period ended March 31, 1999.

In the fourth quarter of 1998, the Company commenced amortizing its intangible asset over a twenty-five year useful life. In the third quarter of 1999, the Company revised the estimated life of the intangible asset life of the useful asset to seven years. Amortization expense for the three-month period ended March 31, 2000 was $169,600 as compared to $90,400 for the three-month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital of $2,729,778 as of December 31, 1999, in comparison to working capital of $3,225,652 as of March 31, 2000. The additional working capital was primarily due to the exercise of certain stock options and warrants. The increase in the accumulated deficit is primarily related to continuing operating costs with minimal operating and / or investment income. For the three-month period ended March 31, 2000, the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts.

The Company believes that its existing cash and cash equivalents, are sufficient to meet its operating expense and capital expenditures for at least the next twelve months. The Company's future capital requirements, however, will depend on numerous factors including (i) the effectiveness of product commercialization and marketing activities, including the creation and progress of its sales and marketing activities (ii) the effect of competing technological and marketing developments, from competitors that have greater resources than the Company. However, if operating expenses are higher than expected or if cash flows from operations are lower than anticipated, there can be no assurance that the Company will have sufficient resources available to it on terms that are satisfactory to the Company.

OTHER MATTERS

Filings Submitted on Form 8-K

During the quarter ended March 31, 2000, the Company submitted Report on Form 8-K dated March 10, 2000, relating to an increase in the number of authorized shares of common stock of the Company from 10,000,000 shares to 50,000,000 common shares. In addition, the Company declared a two-for-one stock split on March 6, 2000, to shareholders' of record on March 17, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 8, 2000

                                             VOICENET, INC.



                                             By: /s/ Howard J. Messer
                                                 ------------------------------
                                                 Name: Howard J. Messer
                                                 Title: Chief Financial Officer