Form 10QSB
period 2000-06-30
VOICENET INC
filed 2000-08-11
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                  212-572-4861
                           (Issuer's telephone number)

                    ----------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2000 - 9,822,022 shares outstanding.

                                 VOICENET, INC.
                          (a development stage company)

                                      INDEX

Part I - Financial Statements

         Balance Sheets as of June 30, 2000 and December 31, 1999              3

         Statements of Operations for the Six Months Ended
         June 30, 2000 and 1999                                                4

         Statements of Operations for the Three-Months Ended
         June 30, 2000 and 1999                                                5

         Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999                                                6

         Notes to Unaudited Financial Statements                               7

         Management's Discussion and Analysis                                8-9

                                 VOICENET, INC.
                          (a development stage company)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                           June 30,        December 31,
                                                                         ------------      ------------
                                                                             2000              1999
                                                                         ------------      ------------
                                                                          (Unaudited)

Current assets:
   Cash and equivalents ............................................     $  3,051,136      $  2,916,531
                                                                         ------------      ------------

               Total current assets ................................        3,051,136         2,916,531
                                                                         ------------      ------------

Other assets:
   Technology rights ...............................................        3,550,000         3,905,000
   Security deposits and other .....................................           13,684            12,891
                                                                         ------------      ------------

               Total other assets ..................................        3,563,684         3,917,891
                                                                         ------------      ------------

               Total assets ........................................     $  6,614,820      $  6,834,422
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses ...........................     $    171,513      $    186,753
                                                                         ------------      ------------

               Total current liabilities ...........................          171,513           186,753
                                                                         ------------      ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,262,022 shares issued, 9,822,022 shares outstanding in 2000
      9,831,022 shares issued, 9,391,022 shares outstanding in 1999           102,620            98,310
   Additional paid-in capital ......................................       10,962,406        10,338,716
   Accumulated deficit .............................................       (4,269,519)       (3,787,157)
   Treasury stock, 440,000 shares, at cost .........................           (2,200)           (2,200)
   Subscription receivable .........................................         (350,000)             --
                                                                         ------------      ------------

               Total stockholders' equity ..........................        6,443,307         6,647,669
                                                                         ------------      ------------

               Total liabilities and stockholders' equity ..........     $  6,614,820      $  6,834,422
                                                                         ============      ============

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 April 2, 1996
                                                   Six-month period ended         (inception)
                                                          June 30,                  through
                                                ----------------------------        June 30,
                                                    2000             1999             2000
                                                -----------      -----------      -----------

Revenue ...................................     $      --        $      --        $    48,900
                                                -----------      -----------      -----------

Costs and expenses:
   Cost of sales ..........................            --               --             25,958
   Selling and administrative .............         195,233           27,786        1,741,365
   Stock-based compensation ...............            --               --          1,756,500
   Amortization ...........................         355,000          165,400          952,000
                                                -----------      -----------      -----------

                                                    550,233          193,186        4,475,823
                                                -----------      -----------      -----------

Operating loss ............................        (550,233)        (193,186)      (4,426,923)
                                                -----------      -----------      -----------

Other income:
   Interest ...............................          67,871               80          154,266
   Gain on sale of securities .............            --               --              3,138
                                                -----------      -----------      -----------

                                                     67,871               80          157,404
                                                -----------      -----------      -----------

Net loss ..................................     $  (482,362)     $  (193,106)     $(4,269,519)
                                                ===========      ===========      ===========


Loss per share ............................     $     (0.05)     $     (0.03)
                                                ===========      ===========

Weighted average shares outstanding........       9,680,066        6,677,300
                                                ===========      ===========

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 Three-month period ended
                                                          June 30,
                                               ----------------------------
                                                  2000             1999
                                               -----------      -----------

Revenue ..................................     $      --        $      --
                                               -----------      -----------

Costs and expenses:
   Selling and administrative ............          79,016            6,576
   Amortization ..........................         185,400           75,000
                                               -----------      -----------

                                                   264,416           81,576
                                               -----------      -----------

Operating loss ...........................        (264,416)         (81,576)
                                               -----------      -----------

Other income:
   Interest ..............................          43,780             --
   Gain on sale of securities ............            --               --
                                               -----------      -----------

                                                    43,780             --
                                               -----------      -----------

Net loss .................................     $  (220,636)     $   (81,576)
                                               ===========      ===========


Loss per share ...........................     $     (0.02)     $     (0.01)
                                               ===========      ===========

Weighted average shares outstanding.......       9,821,363        6,677,300
                                               ===========      ===========

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                April 2, 1996
                                                                  Six-month period ended         (inception)
                                                                         June 30,                  through
                                                               ----------------------------        June 30,
                                                                  2000             1999              2000
                                                               -----------      -----------      -----------


Net loss .................................................     $  (482,362)     $  (193,106)     $(4,269,519)
                                                               -----------      -----------      -----------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Amortization .......................................         355,000          165,400          952,000
      Stock issued for consulting services ...............            --               --            600,000
      Stock option compensation costs ....................            --               --          1,156,500
      Gain on sale of marketable securities ..............            --               --             (3,138)
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ......            --             32,076             --
         (Increase) decrease in other receivables ........            --               --             (2,200)
         (Increase) decrease in prepaid expenses .........            --             (7,382)            --
         (Increase) decrease in security deposits ........            (793)             333          (13,684)
         Increase (decrease) in accounts payable .........         (15,240)         (33,216)         171,512
         (Increase) decrease in deferred compensation ....            --             26,450             --
                                                               -----------      -----------      -----------

               Total adjustments .........................         338,967          183,661        2,860,990
                                                               -----------      -----------      -----------

               Net cash provided by (used in) operating ..
                  activities                                      (143,395)          (9,445)      (1,408,529)
                                                               -----------      -----------      -----------

Cash flows from investing activities:

   Payments for organization costs .......................            --               --             (2,000)
   Purchases of investment ...............................            --               --            (27,965)
   Proceeds from sale of investment ......................            --             12,246           31,103
                                                               -----------      -----------      -----------

               Net cash provided by investing activities .            --             12,246            1,138
                                                               -----------      -----------      -----------

Cash flows from financing activities:

   Proceeds from issuance of stock .......................         278,000             --          4,571,181
   Payments of offering costs ............................            --               --           (112,654)
   Advances (to) from Voicenet (Aust) Ltd. ...............            --             45,105             --
                                                               -----------      -----------      -----------

               Net cash provided by financing activities .         278,000           45,015        4,458,527
                                                               -----------      -----------      -----------

               Net increase in cash and equivalents ......         134,605           47,816        3,051,136

               Cash and equivalents at beginning of period       2,916,531           34,610             --
                                                               -----------      -----------      -----------

               Cash and equivalents at end of period .....     $ 3,051,136      $    82,426      $ 3,051,136
                                                               ===========      ===========      ===========

                                 VOICENET, INC.
                          (a development stage company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 2000


1.       BASIS OF PRESENTATION

         The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the full year.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS:

The Company had no revenues from continuing operations through the six months ended June 30, 1999. The Company has incurred losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from professional, marketing and travel expenditures incurred in connection with its capital raising activities and from amortization of intangibles and stock-based compensation. The Company expects to incur operating costs and possible losses there from over the next several years due primarily to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office and other marketing activities and costs to be incurred as they seek potential customers for the Company's products.

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

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2000; AS COMPARES WITH JUNE 30, 1999

Net losses for the six-month period ended June 30, 2000 was $482,362 as compared to $193,106 for the six-month period ended June 30, 1999. There were no revenues for the six-month period ended June 30, 2000 or for the six-month period ended June 30, 1999. Total general and administrative expenses were $195,233 for 2000 as compared to $27,786 for the six-month period ended June 30, 1999.

As noted in its Form 8K filing dated May 16, 2000, the Company entered into a sales, licensing and marketing agreement with RimpexChile, S.A. on April 26, 2000 with respect to the licensing of its technology. The agreement requires Rimpex to pay the Company a 20% royalty, as defined, with respect to all gross revenues of the products, as defined, tin the territory.

In the fourth quarter of 1998, the Company commenced amortizing its intangible asset over a twenty-five year useful life. In the third quarter of 1999, the Company revised the estimated life of the intangible asset to seven years. Amortization expense for the six-month period ended June 30, 2000 was $355,000 as compared to $165,400 for the six-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital of $2,729,778 as of December 31, 1999, in comparison to working capital of $2,879,623 as of June 30, 2000. The additional working capital was primarily due to the exercise of certain stock options and warrants. The increase in the accumulated deficit is primarily related to continuing operating costs and to amortization expense with minimal operating and / or investment income. For the six-month period ended June 30, 2000, the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts and from proceeds received from the exercise of stock options and warrants.

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

OTHER MATTERS

Filings Submitted on Form 8-K

During the quarter ended June 30, 2000, the Company submitted Report on Form 8-K dated May 16, 2000, relating a to certain Sales, Licensing and Marketing agreement entered into between RimpexChile, S.A. and Voicenet, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 10, 2000

                                                 VOICENET, INC.


                                                 By: /s/ Howard J. Messer
                                                 Name: Howard J. Messer
                                                 Title: Chief Financial Officer