Form 10QSB
period 2000-09-30
VOICENET INC
filed 2000-11-15
CIK 1023745

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
                        Commission File Number 333-12979

                                 VOICENET, INC.
                                 --------------
          (Exact name of small business issuer as specified in charter)

                                    Delaware
                                    --------
         (State of either jurisdiction of incorporation or organization)

                                   13-3896031
                        ---------------------------------
                        (IRS Employer Identification No.)

                                1040 First Avenue
                               New York, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                  212-572-4861
                           ---------------------------
                           (Issuer's telephone number)

          -------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 15, 2000 - 9,903,022 shares outstanding

                                 VOICENET, INC.
                          (a development stage company)

                                      INDEX

Part I - Financial Statements

         Balance Sheets as of September 30, 2000 and December 31, 1999         3

         Statements of Operations for the Nine Months Ended
         September 30, 2000 and 1999                                           4

         Statements of Operations for the Three Months Ended
         September 30, 2000 and 1999                                           5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and 1999                                           6

         Notes to Unaudited Financial Statements                               7

         Management's Discussion and Analysis                                8-9

                                 VOICENET, INC.
                          (a development stage company)

                                 BALANCE SHEETS



                                     ASSETS

                                                                           September 30,       December 31,
                                                                               2000                1999
                                                                           ------------        ------------
                                                                            (Unaudited)

Current assets:
   Cash and equivalents ............................................       $  2,824,485        $  2,916,531
   Licensing fees receivable .......................................             43,169                --
   Prepaid expense .................................................             54,900                --
                                                                           ------------        ------------

               Total current assets ................................          2,922,554           2,916,531
                                                                           ------------        ------------

Other assets:
   Technology rights ...............................................          3,380,400           3,905,000
   Security deposits and other .....................................             13,684              12,891
                                                                           ------------        ------------

               Total other assets ..................................          3,394,084           3,917,891
                                                                           ------------        ------------

               Total assets ........................................       $  6,316,638        $  6,834,422
                                                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...........................       $    114,173        $    186,753
                                                                           ------------        ------------

               Total current liabilities ...........................            114,173             186,753
                                                                           ------------        ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,343,022 shares issued, 9,903,022 shares outstanding in 2000
      9,831,022 shares issued, 9,391,022 shares outstanding in 1999             103,430              98,310
   Additional paid-in capital ......................................         11,001,596          10,338,716
   Accumulated deficit .............................................         (4,550,361)         (3,787,157)
   Treasury stock, 440,000 shares, at cost .........................             (2,200)             (2,200)
   Subscription receivable .........................................           (350,000)               --
                                                                           ------------        ------------

               Total stockholders' equity ..........................          6,202,465           6,647,669
                                                                           ------------        ------------

               Total liabilities and stockholders' equity ..........       $  6,316,638        $  6,834,422
                                                                           ============        ============

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               April 2, 1996
                                              Nine-month period ended           (inception)
                                                   September 30,                  through
                                          ------------------------------       September 30,
                                              2000               1999               2000
                                          -----------        -----------       -------------

Revenue ...........................       $    43,169        $      --          $    92,069
                                          -----------        -----------        -----------

Costs and expenses:
   Cost of sales ..................              --                 --               25,958
   Selling and administrative .....           381,831             27,786          1,927,964
   Stock-based compensation .......              --                 --            1,756,500
   Amortization ...................           524,600            165,400          1,121,600
                                          -----------        -----------        -----------

                                              906,431            193,186          4,832,022
                                          -----------        -----------        -----------

Operating loss ....................          (863,262)          (193,186)        (4,739,953)
                                          -----------        -----------        -----------

Other income:
   Interest .......................           100,059                 80            186,454
   Gain on sale of securities .....              --                 --                3,138
                                          -----------        -----------        -----------

                                              100,059                 80            189,592
                                          -----------        -----------        -----------

Net loss ..........................       $  (763,203)       $  (193,106)       $(4,550,361)
                                          ===========        ===========        ===========


Loss per share ....................       $     (0.08)       $     (0.03)
                                          ===========        ===========

Weighted average shares outstanding         9,750,829          6,677,300
                                          ===========        ===========

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Three-month period ended
                                                   September 30,
                                          ------------------------------
                                              2000               1999
                                          -----------        -----------

Revenue ...........................       $    43,169        $      --
                                          -----------        -----------

Costs and expenses:
   Selling and administrative .....           186,599              6,576
   Amortization ...................           169,600             75,000
                                          -----------        -----------

                                              356,199             81,576
                                          -----------        -----------

Operating loss ....................          (313,030)           (81,576)

Interest income ...................            32,188               --
                                          -----------        -----------

Net loss ..........................       $  (280,842)       $   (81,576)
                                          ===========        ===========


Loss per share ....................       $     (0.03)       $     (0.01)
                                          ===========        ===========

Weighted average shares outstanding         9,890,815          6,677,300
                                          ===========        ===========

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     April 2, 1996
                                                                    Nine-month period ended           (inception)
                                                                         September 30,                  through
                                                                 ------------------------------       September 30,
                                                                    2000               1999               2000
                                                                 -----------        -----------       -------------

Net loss .................................................       $  (763,203)       $  (193,106)       $(4,550,361)
                                                                 -----------        -----------        -----------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Amortization .......................................           524,600            165,400          1,121,600
      Stock issued for consulting services ...............              --                 --              600,000
      Stock option compensation costs ....................              --                 --            1,156,500
      Gain on sale of marketable securities ..............              --                 --               (3,138)
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ......              --               32,076               --
         (Increase) decrease in other receivables ........           (43,169)              --              (45,369)
         (Increase) decrease in prepaid expenses .........           (54,900)            (7,382)           (54,900)
         (Increase) decrease in security deposits ........              (793)               333            (13,684)
         (Increase) decrease in deferred compensation ....              --               26,450               --
          Increase (decrease) in accounts payable ........           (72,581)           (33,216)           114,172
                                                                 -----------        -----------        -----------

               Total adjustments .........................           353,157            183,661          2,875,181
                                                                 -----------        -----------        -----------

               Net cash used in operating activities .....          (410,046)            (9,445)        (1,675,180)
                                                                 -----------        -----------        -----------

Cash flows from investing activities:

   Payments for organization costs .......................              --                 --               (2,000)
   Purchases of investment ...............................              --                 --              (27,965)
   Proceeds from sale of investment ......................              --               12,246             31,103
                                                                 -----------        -----------        -----------

               Net cash provided by investing activities .              --               12,246              1,138
                                                                 -----------        -----------        -----------

Cash flows from financing activities:

   Proceeds from issuance of stock .......................           318,000               --            4,611,181
   Payments of offering costs ............................              --                 --             (112,654)
   Advances (to) from Voicenet (Aust) Ltd. ...............              --               45,105               --
                                                                 -----------        -----------        -----------

               Net cash provided by financing activities .           318,000             45,015          4,498,527
                                                                 -----------        -----------        -----------

               Net increase in cash and equivalents ......           (92,046)            47,816          2,824,485

               Cash and equivalents at beginning of period         2,916,531             34,610               --
                                                                 -----------        -----------        -----------

               Cash and equivalents at end of period .....       $ 2,824,485        $    82,426        $ 2,824,485
                                                                 ===========        ===========        ===========

                                 VOICENET, INC.
                          (a development stage company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 2000

1.   Basis of Presentation

     The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the full year.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS:

The Company had minimal revenues from continuing operations through the nine months ended September 30, 2000. The Company has incurred losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from professional, marketing and travel expenditures incurred in connection with its capital raising activities and from amortization of intangibles and stock-based compensation. The Company expects to incur operating costs and possible losses therefrom due primarily to expanded sales and marketing efforts and costs to be incurred as they seek potential customers for the Company's products.

There can be no assurance of when and whether the Company will generate sufficient revenue or become profitable on a sustained basis, if at all. Although the Company anticipates increases in direct sales and licensing revenues, results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of revenues, if any, may not match the timing of associated product development and other expenses.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2000; AS COMPARED WITH SEPTEMBER 30, 1999

Net loss for the nine-month period ended September 30, 2000 was $763,203 as compared to $193,106 for the nine-month period ended September 30, 1999. During the nine-month period ended September 30, 2000, the Company generated $43,169 in royalty revenue as a result of its licensing agreement with RimpexChile, S.A. There were no revenues for the nine-month period ended September 30, 1999. As noted in its Form 8K filing dated May 16, 2000, the Company entered into a sales, licensing and marketing agreement with RimpexChile, S.A. on April 26, 2000 with respect to the licensing of its technology. The agreement requires Rimpex to pay the Company a 20% royalty, as defined, with respect to all gross revenues of the products, as defined, in the territory. Total selling and administrative expenses were $381,831 for 2000 as compared to $27,786 for the nine-month period ended September 30, 1999.

In the fourth quarter of 1998, the Company commenced amortizing its technology rights over a twenty-five year useful life. In the third quarter of 1999, the Company revised the estimated life of the technology rights to seven years. Amortization expense for the nine-month period ended September 30, 2000 was $524,600 as compared to $165,400 for the nine-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,729,778 as of December 31, 1999, in comparison to working capital of $2,808,381 as of September 30, 2000. The additional working capital was primarily due to the exercise of certain stock options and warrants. The increase in the accumulated deficit is primarily related to continuing operating costs and to amortization expense with minimal operating and / or investment income. For the nine-month period ended September 30, 2000, the Company's cash requirements were satisfied from the cash reserves in its operating and investment accounts and from proceeds received from the exercise of stock options and warrants.

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

NONE

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 15, 2000

                                         VOICENET, INC.


                                         By: /s/ Alan Dawson
                                         Name:  Alan Dawson
                                         Title:  Chief Executive Officer