Form 10KSB
period 2000-12-31
VOICENET INC
filed 2001-04-16
CIK 1023745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission File Number 333-12979

                                 VOICENET, INC.
                                 --------------
          (Name of small business issuer as specified in its charter)

                DELAWARE                                 13-3896031
                --------                                 ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification Number

            400 5th AVENUE
            WALTHAM, MASS                                   02451
            -------------                                   -----
(Address of principal executive offices)                  (Zip Code)

          Issuer's telephone number, including area code: 781- 890-6798

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

State Issuer's revenues for its most recent fiscal year: $43,169

As of December 31, 2000: (a) 9,903,022 Common Shares, $.01 par value, of the registrant were outstanding; (b) approximately 2,804,300 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $2,019,096 based on the last sale price of $.72 per share at April 11, 2001 as reported on the American Stock Exchange, Inc..

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in
Part III. With the exception of those portions which are incorporated by reference in this Form 10 KSB Annual Report, the Proxy Statement for the 2001 Annual Meeting of Stockholders is not deemed to be filed as part of this Report.

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

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

          Voicenet, Inc. (the "Company" or "Voicenet"), a Delaware corporation, was established on April 2, 1996. The Company develops software and voice-enabled systems and applications that enable users to interact with computers using their voice. The technologies and applications marketed by the Company are the result of research and development conducted by Voicenet (Aust), Ltd ("VNA"), which is a publicly-owned Australian corporation listed on the Australian Stock Exchange, that owns approximately 72% of the outstanding shares of common stock of the Company.

          The Company acquired from VNA pursuant to a Technology Transfer Agreement dated as of August 1, 1996 (the "Technology Transfer Agreement") the exclusive rights for the North, Central and South American markets (the "Territory") to the latest versions of the technology developed by VNA relating to the voice products and Voice Systems, as defined below, including VNA's current and future digital voice-to-text audio products developed to exploit the markets for continuous, speech recognition and related technologies (collectively, the "Technology").

          Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights to the Company for the purchase price of $4,500,000. The Company paid the purchase price by issuing its Promissory Note in the amount of $4,500,000. Pursuant to an amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $4.00 per share. VNA elected to exercise that conversion option and was consequently issued 1,125,000 registered shares of common stock of the Company. In 1999, VNA invested an additional $3 million into the Company in the form of Series A Convertible Preferred Stock. All of the Preferred Stock had been converted into common stock by December 31, 1999. VNA therefore, holds a controlling interest in the Company. One of the directors of the Company is a member of the VNA board of directors.

          The Technology and products acquired by the Company under the Technology Transfer Agreement embrace two main voice technologies: (i) digital voice compression, storage and retrieval, and (ii) speech recognition.

          Developed out of the experience gained from five years in research and development in the voice recognition field and building on our technology in digital compression, we believe that our voice recognition technology is a cost-effective front-end platform, which is both service and engine independent. It offers a high degree of interoperability allowing for adaptation to suit any type of recognition engine and is capable of providing a platform for any type of communications service, such as wireless, GSM, landline or intra-or inter-enterprise and incorporating natural language understanding, speech-to-text, text-to-speech and voice verification functions (collectively "Voice Systems").

          Voicenet's speech provision is an enabling technology and system architecture which we believe allows for the rapid development of voice recognition applications across a broad range of hardware platforms and applications and is functionally capable of supporting a range of services ultimately providing a complete unified messaging system. It will allow wireless telephone access to data and internet networks by voice in natural language without the necessity for training.

          The telecommunications industry is the focus for the marketing of our SPEECH(ASP) platform for commercial application. We believe that service providers in the telecommunications industry have an urgent need for value-added services in their telecommunications networks where the value of voice and data transmission "airtime", and the price paid by customers for such time, is rapidly diminishing as competition intensifies. The Company is currently in discussion with several telecommunication service providers in regard to the incorporation of our speech technologies in their commercial appliaction.

          The Company's objective is to become a leader in the marketing of the Voice Systems. The Company's strategy is (i) to obtain strategic marketing partners and licensees for the sales and distribution of its Voice Systems to telecommunication applications and fields of use; and (ii) where appropriate value-added synergies can be created, acquire telecommunication service providers or enter into strategic joint venture relationships with other telecommunication service providers that can leverage and exploit our Voice System technologies.


Rimpex Sales, Licensing and Marketing Agreement
-----------------------------------------------

          On April 26, 2000, the Company entered into a definitive Sales, Licensing and Marketing Agreement with RimpexChile, S.A. ("Rimpex"). Rimpex is a wholly-owned subsidiary of VNA. Pursuant to the Agreement, Rimpex is granted a 20-year non-exclusive license from Voicenet to market, sell and distribute the Voicenet Products described below and all derivatives and components thereof in the geographic area of South America and Central America (the "Territory") to providers of wireless or land-based telephone service and their end-users.

          The licensed Voicenet products include without limitation: (i) "Voicenet Speechware", an integrated collection of automatic speech recognition ("ASR") tools; (ii) "Voicenet Voice Operating System", a system architecture and platform for creating and accessing e-mails, facsimiles and other digitally stored textual material by wireless and land-based telephone; and (iii) "Voicenet Internet Commander" provides a speech command and control mechanism to access the Internet and dictate URLs for user desired Web site destinations by wireless and land-based telephone.

The royalty payable to Voicenet under the Agreement is twenty (20%) percent of all gross revenues of the Products in the Territory, which amounts shall be paid in United States dollars on a quarter-annual basis.

          The Company is in the development stage and its operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. Shareholders should be aware of the problems, delays, expenses and difficulties encountered by any company in a development stage, many of which may be beyond the Company's control. These include, but are not limited to, organization and hiring of sales, administrative and management personnel, lack of customer acceptance of the Company's products, sales and marketing problems, intense competition, product quality control, and inadequate financial resources. The Company has had limited revenues from operations to date and, because it is just beginning to enter the commercial stage, it may likely sustain operating losses for an indeterminate time period. During the year ended December 31, 2000, the Company generated a net loss from operations of $2,034,708 and has a total accumulated deficit of $5,821,865

          The Company had limited revenues from continuing operations in 2000 and 1999 in the amounts of $43,169 and $3,400, respectively. The Company has incurred net losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from legal, accounting, printing, marketing and travel expenditures incurred in pursuing its capital raising activities, amortization of intangibles, stock-based compensation, and to a lesser extent early stage product marketing expenses. The Company expects to incur operating costs and possible losses therefrom over the next several years due primarily to sales and marketing efforts, the staffing of such office with marketing, administrative and management personnel, and travel and related business entertainment expenses incurred by the sales personnel as they seek potential customers for the Company's products. There can be no assurance of when and whether the Company will generate revenues or become profitable on a sustained basis, if at all. Although the Company anticipates sales to increase in 2001, the Company's results of operations may vary significantly from quarter to quarter due to timing of payments and other factors. The timing of the Company's revenues, if any, may not match the timing of associated product development of other expenses.

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

Business Strategy
-----------------

          The Company's objective is to become a leader in the marketing of the Voice Systems. Implementing the Company's strategies involves the following activities:

o    Pursue Selected Strategic Acquisitions.

          We intend to pursue selected investments in or acquisitions of:

          - telecommunications carriers where our Voice System can be a value-added revenue enhancement, and

          - entities whose businesses complement our existing product and service offerings.

o    Pursue  Revenue  Through  Licensing,   Marketing  Partner  And  Distributor
     Relationships.

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


Recent Acquisitions and Developments
------------------------------------


We have recently taken the following actions:

Unveil Technologies, Inc.
-------------------------

On March 7, 2001, the Company completed the acquisition of 2,500,000 shares of Series A Convertible Preferred Stock of Unveil Technologies, Inc. ("Unveil"), a voice recognition software company based in Massachusetts, for an investment of $1,562,500. Upon conversion, the Company's interest in Unveil represented an interest equivalent to 25% of the voting shares of Unveil. This transaction is treated as an equity investment for accounting purposes.

          On April 11, 2001, the Company's Board of Directors approved the acquisition of an additional 15% interest in Unveil, subject to certain due diligence considerations for an additional investment of $3,000,000 consisting of staged payments of cash and the issuance of 1,600,000 shares of Voicenet common stock valued at $1.25 per share

  Unveil Technologies was founded by a proven group of entrepreneurs and scientists from leading universities, government sponsored research centers and successful technology companies. Its vision is to provide advanced natural language processing software and services to global organizations that need to make their digital content more easily accessible and effectively utilized by their customers, employees, investors, suppliers, and/or partners, thereby enabling these organizations to achieve significant and measurable benefits.
Based on over 20 years of research, Unveil's proprietary technology was developed and implemented at Russia's Academy of Sciences and Harvard University's School of Medicine. The technology, known as Concept Mapping is an advanced natural language processing technology for intelligently interacting with information based on the meaning, or semantic context, of the information rather than on the literal wording.


ESS Communications
------------------

          During the last quarter of 2000, our Board of Directors (the "Board") and members of our management began searching for a strategic acquisition candidates which who could utilize and market our voice portal services, while simultaneously diversify the company from a research and development company that licenses technology to third party users to a broader telecommunications operating business platform.

          In the first quarter of 2001, we were approached by ESS.com, LLC, a Florida limited liability company ("ESS"), which is a provider of operator assisted calling services throughout the United States, who was aware of our search for a strategic transaction. On April 12, 2001, we executed a definitive Agreement and Plan of Merger (the "Merger Agreement") whereby we agreed to acquire all of outstanding capital stock from the four corporate entities ("Target Companies") from the unaffiliated shareholders thereof (the "Exchanging Shareholders") that own 100% of the membership interests in ESS ("ESS Common Stock") in exchange for shares of our common stock ("Voicenet Common Stock"). The Target Companies will merge into ESS Holdings, Inc., a newly formed Florida corporation which is a wholly-owned subsidiary of Voicenet ("Merger Sub"). The Merger Agreement also called for Voicenet to infuse $500,000 in the form of a secured bridge loan upon execution of the Merger Agreement.

          At the Board meeting on April 11, 2001, the Board considered our current financial condition, the increased competition in the voice recognition sector, and the significant decline in public market capitalization value of companies that get a significant part of their revenue from development and sale or licensing of voice recognition software to third parties for a licensing fee or royalty, such as Nuance Communications, Inc., Speechworks, Inc., and Lernout and Hauspie Speech Products, Inc. The Board also considered the potential benefits of the diversification, the merger, including relevant business, financial, legal and market factors. After due deliberation, the Board concluded that the proposed transaction was in our best interest and that of our stockholders for, among other things, the following reasons:

o The combination would potentially reduce on dependency on capital intensive research and development.

o  The combination  would provide a revenue producing  telecommunications  which
   can  exploit  our  Voice  Systems   technology   as  a  value-added   revenue
   enhancement.

o The combination would potentially reduce our reliance on licensing fees and royalties as a revenue source, and provide a broader source of revenue from a related communications operating business.

o The combined company would have an enhanced and more diversified geographic and product market position;

o The combination would provide us with significant cost savings and synergies; and

o  The combined management team would enhance our capabilities.


          Based on the foregoing, at the Board meeting held on April 11, 2001, the Board voted to approve the definitive Merger Agreement between us, ESS and ESS Holdings, Inc., a newly formed Florida corporation which is a subsidiary of Voicenet. Pursuant to the Merger Agreement the Target Companies will be merged with and into our Merger Sub (the "Merger") and all outstanding shares of Target Company common stock will be converted into the right to receive an aggregate of 2,000,000 shares of Voicenet Common Stock and 1,000,000 of our preferred stock designated as "Senior Convertible Preferred Stock" ("Senior Preferred Stock"), The Common Stock is being issued to the Exchanging Shareholders at the publicly traded common stock market price of $.72 per share as quoted on the AMEX and the Senior Preferred Stock is being issued at the stated liquidation value of $7.20 per share. The Senior Preferred Stock has voting rights on a 10 vote per share basis. The Senior Preferred Stock shall automatically and mandatory converted into 10,000,000 shares of Common Stock upon the approval of such conversion privilege by a vote of Voicenet's shareholders.

          The transaction value is estimated to be valued at approximately $8,640,000 million and is subject to certain conditions subsequent to the execution of the Merger Agreement. Twenty-five (25%) percent of the Voicenet shares to be delivered to the ESS Shareholders will be subject to a performance and indemnification escrow ("Escrow Shares") whereby, Voicenet shall have the right to a return of he Escrow Shares back from the Exchanging Shareholders in the event that ESS does not generate revenues on a cash basis of $12 million or greater for the year ended December 31, 2001 and be "break-even" or better from on an income and cash flow basis for the three fiscal quarters ending December 31, 2001. To the extent that ESS is break-even and has revenues of at least $9 million the Exchanging Shareholders shall be entitled to retain the Voicenet shares prorata for each $1,000 of revenue above $9 million to $12 million.

          The Company expects that its acquisition of ESS will result in a combined company that will be a provider of operator assisted telecommunications services, increasing stockholder value through significant cost savings and synergies. Although we anticipated that our Voice Portal Services can be utilized and offered to ESS customers, thereby creating an additional value added revenue source, there can be no assurance that our operations will be successfully integrated into ESS's operations or that our stockholders will ultimately realize any of the anticipated benefits of the Merger. There also can be no assurance that any of the expected results will be accomplished as rapidly as currently expected or at all or that any savings or synergies will not be offset by increases in other expenses or operating losses incurred by ESS based on the occurrence of events or actions taken by ESS that are out of our control. In addition, the Merger is subject to a number of conditions subsequent including, without limitation, certain regulatory approvals. Accordingly, there can be no assurance that we will obtain the necessary regulatory approvals or that the acquisition will be consummated. In the event that the conditions subsequent to the Merger Agreement are not satisfied, it could have a material adverse impact on our combined business, financial condition and operations.

Voicenet (Aust) Ltd. and Development of the Voice System Technology
-------------------------------------------------------------------

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

          In 1992, VNA was commissioned by a division of the Australian Federal Attorney General's department to develop a digital system for recording, reporting and archiving court proceedings. The result of that commission was the development of a system code named COURTSCRIPT. VNA continued to research and develop the application, and with the assistance of the Los Angeles County Superior Court Division, which permitted the use of four of its courts as a test site for a twelve month period, completed an earlier version of the Court Reporting System of digital audio recording and transcription.


Technology Transfer Agreement
-----------------------------

          The Company acquired from VNA pursuant to the Technology Transfer Agreement dated as of August 1, 1996 the exclusive rights for the North, Central and South American markets to the Technology developed by VNA relating to the voice products and the digital audio reporting, transcription, archiving and retrieval systems, including the right to manufacture and market the latest version of digital audio reporting, transcription, archiving and retrieval systems for the court recording industry; high vocabulary; continuous voice recognition and digital voice-to-text recording; storage and retrieval for the medical industry; digital audio products and technologies for the broadcasting industry; and the digital audio products developed to exploit the markets for continuous speech recognition and automatic transcription technology. Pursuant to the terms of the Technology Transfer Agreement, VNA transferred the Technology and related rights for the purchase price of $4,500,000, which was paid by the Company issuing its non-interest bearing Promissory Note in such amount. By amendment to the Promissory Note dated September 25, 1997, the Company and VNA agreed that the Promissory Note may be converted into Common Stock of the Company at a conversion price of $4.00 per share. That Promissory Note has been converted and upon conversion of the promissory Note and issuance of the 1,125,000 common shares to the Selling Stockholder, VNA, the $4.5 million obligation has been satisfied in full.


Intellectual Property
---------------------

          The Company does not own any patents, trademarks or trade secrets. Under the Technology Transfer Agreement for the court reporting system and related technology, the Company is granted the exclusive right to manufacture, market, sell and distribute the latest version of the system and other digital voice systems developed by VNA in North, Central and South America under VNA's trademarks. VNA developed the systems, and has copyrighted the computer software used in the Court Reporting System and it has applied for a patent on the hardware component that it developed. Pending the issuance of any patents, which cannot be assured, VNA intends to rely on unpatented proprietary technology and technical know-how. Accordingly, because the Company will only receive under the Technology Transfer Agreement such intellectual property rights as may be owned by VNA, the Company will similarly rely on unpatented proprietary technology and technical know-how utilizing a "best of breed" approach in line with its ongoing solutions delivery capability.

          No assurance can be given that others will not independently develop substantially equivalent technology, knowledge and techniques or otherwise gain access to VNA's technology, or use the components to make a similar product, or that VNA or the Company can meaningfully protect its rights in such unpatented proprietary technology or know-how, utilizing a "best of Breed" approach in line with its ongoing solutions delivery capability.

Employees
---------

          As of December 31, 2000, the Company had a total of two employees, with considerble use of service providers drawn from a range of disciplines. None of the Company's employees are represented by a union and the Company has not experienced any work stoppages. The Company believes its relations with its employees is good.

Recent Sales Of Unregistered Securities
---------------------------------------

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

          The Company's principal business address is 400 5th Avenue, Waltham, Massachusetts, 02451, and its telephone number is 781-890-6798.

ITEM 2.  DESCRIPTION OF PROPERTY

          The  Company   maintains  an  office  at  400  5th  Avenue,   Waltham,
Massachusetts, 02451, on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material pending or threatened legal proceedings against the Company or its officers and directors.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)   Market Information

 The Company's Common Stock has been traded on the American Stock Exchange since July 2000 under the symbol VTC. Prior to said date the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "VNET" since January 5, 1998. The stock register and transfer agent for the Company is American Stock Transfer & Trust Company, New York, New York. The table set forth below presents the high and low bid prices of the common stock for the period indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2000                                          High         Low
----------------------------------------------------------------

Quarter ended March 31, 2000 ..........      $  5.25    $  0.125

Quarter ended June 30, 2000 ...........      $ 17.25    $ 11.88

Quarter ended September 30, 2000 ......      $ 14.125   $  2.69

Quarter ended December 31, 2000 .......      $  3.25    $  0.37


  On April 11, 2001, last reported price of the common stock was $0.72.

1999
----

Quarter ended March 31, 1999 ..........      $  5.25    $  0.125

Quarter ended June 30, 1999 ...........      $  3.25    $  0.625

Quarter ended September 30, 1999 ......      $  2.06    $  0.625

Quarter ended December 31, 1999 .......      $ 22.00    $  1.25

  (b)    Holders of Common Stock

                                       APPROXIMATE NUMBER OF
TITLE OF CLASS                         RECORD HOLDERS AS OF DECEMBER 31, 2000
--------------                         --------------------------------------

Common Stock, $.01 par value             1,630

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Annual Report on Form 10-KSB, and the lead-in immediately preceding Part I of this Annual Report on Form 10-KSB. As discussed in more detail in the lead-in immediately preceding Part I of this Annual Report on Form 10-KSB, this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Factors That May Affect Future Results."

RESULTS OF OPERATIONS 2000 AS COMPARED TO 1999

          Net loss increased from $1,053,236 for the 1999 Period to $2,034,708 for the 2000 Period. The Company had revenue of $43,169 for the year ended December 31, 2000 as compared to revenue of $3,400 in 1999. The Company had interest income of $132,742 in 2000 as compared to $40,682 for the1999 Period. The increase in interest was due to the injection of capital as a result of the preferred stock purchase in 1999 by VNA. Total expenses were $2,125,790 for the 2000 Period in comparison to $1,097,056 for the 1999 Period an increase of $1,003,734. This increase was due primarily to a one time payment of $652,000 as severance pay to the former Chief Executive Officer of the Company - Mr. Frank Carr. Additional expenses in the in sales and administrative area of approximately $494,653 were incurred primarily in legal and professional fees, travel, and management fees.

          At December 31, 2000, the Company had total assets of $7,336,989, and at December 31, 1999, the Company had total assets of $6,834,422, an increase of $482,547. At December 31, 2000, the Company had total liabilities of $2,406,128, and at December 31, 1999 the Company had total liabilities of $186,753. The increase in liabilities is primarily attributable to advances made by VNA to the Company for its investment in Unveil Technologies. At December 31, 2000 the Company had a total stockholders equity of $4,930,961in comparison to a total stockholders' equity of $6,647,669 at the comparable date in 1999.

          The Company had working capital of $2,212,836 as of December 31, 2000 as compared to a working capital of $2,729,778 as of December 31, 1999. The Company had an accumulated deficit of $3,787,157 as of December 31, 1999 in comparison to an accumulated deficit of $5,821,865 as of December 31, 2000. The increase in the accumulated deficit is primarily related to continuing operating costs without any operating income. For the 2000 Period the Company's cash requirements were satisfied from the cash reserves in its operating and money market accounts.


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


LIQUIDITY AND CAPITAL RESOURCES

          The Company does not currently possess a bank source of financing and has had only revenues of approximately $43,169 during the year ended December 31, 2000. The Company believes that its existing $2,294,215 of cash and cash equivalents and any potential cash flow from operating revenue will be sufficient to meet its operating expenses and capital expenditures requirements for at least the next 12 months. The Company's future capital requirements, however, will depend on numerous factors, including (i) the effectiveness of product commercialization activities and marketing activities, including the creation and progress of its sales and marketing operations, (ii) the effect of competing technological and market developments, from competitors that have greater resources than the Company. The Company's ability to continue in business as a going concern depends upon its ability to sell products, to generate fees from the sale of its services, to conserve liquidity by getting marketing and other priorities and reducing expenditures, to obtain additional funds through offering of its securities. The Company's ability to obtain funds through an offering of its debt securities is limited by its lack of revenue. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may be able to effect will enable it to meet its working capital requirements. Accordingly, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

          Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section, in other sections of this Annual Report on Form 10-KSB including, without limitation the "Description of Business" Section in Part I, and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "intend," "anticipate," "estimate," "hope," "content," "continue" or similar words. These statements discuss future expectations, estimate the happening of future events or our financial condition or state other "forward-looking" information. GIVEN THESE UNCERTAINTES, THE STOCKHOLDERS OF THE COMPANY ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any expressed in any forward-looking statement:

Limited Operating History
-------------------------

         Voicenet, Inc. is a development stage company, incorporated on April 2, 1996 in the State of Delaware. Its proposed operations are subject to all the problems, expenses, delays and other risks inherent in the establishment of a new business enterprise without an operating history, as well as the problems inherent in developing and marketing a new product/service and in establishing a name and business reputation. The likelihood of the success of the Company must also be considered in connection with the rapidly and continually changing technology and the competitive environment in which the Company will operate. There can be no assurance that the Company's operations will result in its becoming or remaining economically viable. The Company may experience problems, delays, expenses and difficulties typically encountered by any company in a developmental stage, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. The Company has had minimal revenues to date and has incurred losses since inception including for the year ended December 31, 2000. As a result of the developing nature of the Company's business and the fact that it has limited operations, the Company will likely sustain operating losses for an indeterminate time period. Unless the Company is able to generate revenues or obtain financing through some means in the near future, the operations of the Company in its development phase may raise doubt about the ability of the Company to continue as a going concern after such twelve month period. There can be no assurance that the operations of the Company will ever be competitive or profitable.

Possible Need For Additional Financing
--------------------------------------

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

Early Stage Of Market Development
---------------------------------

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

Dependence On Acceptance By Court Administrators
------------------------------------------------

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

Uncertainty Of Market Acceptance - Lack Of Marketing Arrangements
-----------------------------------------------------------------

          The Company has only recently commenced marketing activities. Achieving market acceptance for the Company's products will require substantial marketing efforts and the expenditure of significant funds. There is no assurance that the Company will be able to create a successful marketing program, or that the Company's products can be sold in a manner that will permit the Company to achieve long range profitability, if ever.

Possible Product Obsolescence
-----------------------------

          The Company expects technological developments to continue at a rapid pace in the computer and telecommunications industries, and there can be no assurance that technological developments will not cause the Company's Technology and Voice Systems to be rendered obsolete. The Company's future success, if any, will be dependent upon its ability to remain competitive with others involved in the development, manufacture and marketing of similar products and technologies through its continued capability to design high quality products in a cost efficient and timely manner, of which there can be no assurance.
No  Assurance  As  To  Protection  Of  Intellectual   Property;   Dependence  On
--------------------------------------------------------------------------------
Intellectual Property
---------------------

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

Dependence Upon Key Personnel And Possible Conflict Of Interest
---------------------------------------------------------------

          The success of the Company is substantially dependent upon existing management, engaged on both a full and part time basis. These individuals may have conflicts between their responsibilities to the Company and to other entities with which they are affiliated. The directors or affiliates of the Company may in the future seek to exploit opportunities which the Company is not able to undertake because of limited capital. Mr. Alan Dawson, the Chief Executive Officer will a majority of his time to the Company as set forth in the Agreement under which he is retained. The loss of the services of Mr. Dawson, as well as other key personnel, or any inability to attract and retain qualified personnel, may adversely affect the Company's business. The is in the process of obtaining key man life insurance on the life of its key executives. Because of the nature of its business, the Company will be dependent upon its ability to attract and retain qualified personnel, including competition from companies with substantially greater resources than the Company. There is no assurance that the Company will successfully recruit or retain personnel of the requisite technical caliber or in adequate numbers to enable it to conduct its business as proposed.

Initial Reliance On Sole Manufacturer And Supplier
--------------------------------------------------

          The Company does not own or operate any manufacturing or production facilities. VNA, an Australian company which owns approximately 72% of the outstanding shares of Common Stock of the Company, causes or provides for the manufacturing of various components required for the operation of the Voice Systems, including the Court Reporting Systems and Medical Systems. Should VNA terminate its relationship with the Company, there can be no assurance that the Company could obtain a satisfactory arrangement with another manufacturer on the same terms, i.e., price and credit terms.

No Feasibility And Marketing Studies
------------------------------------

          The Company's operations are being undertaken primarily on the basis of management's evaluation of market potential regarding its proposed operations in North, Central and South America.

Product Development And Integration
-----------------------------------

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

Products Reliability
--------------------

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

Rapid Technological Change
--------------------------

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

Products Liability And Other Claims
-----------------------------------

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

Competition
-----------

          Competition in the voice recognition systems, digital audio technology and telecommunications market is intense. The Company faces competition from many companies in the United States and abroad, including a number of large companies and firms specialized in the development and production of systems. Most of the Company's competitors have substantially greater resources, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of the Company. There can be no assurance that the Company's competitors will not develop voice recognition technologies and products that are more effective or less expensive than the Company's or which would render the Company's technology and products obsolete and noncompetitive. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There is no assurance that the Company will be able to compete successfully.

Management Of Growth
--------------------

          We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations. As part of our significant revenue growth, we have expanded, and plan to continue to expand, the number of our employees and the geographic scope of our operations. These factors create increased responsibilities for our management personnel and place increased demands upon our operating and financial systems, which may lead to unanticipated costs and divert our management's attention from day-to-day operations. We may also need to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes necessary to implement our strategy is often lengthy. We expect that our expansion into foreign countries will lead to increased financial and administrative demands, such as:

o  Increased operational complexity associated with expanded network facilities;

o Administrative burdens associated with managing an increasing number of foreign subsidiaries and relationships with foreign partners; and

o  Expanded treasury functions to manage foreign currency risks.


Government Regulations
----------------------

          Through our new acquisition ESS, our business is subject to various U.S. and foreign laws, regulations, agency actions and court decisions. The FCC regulates our U.S. telecommunications service offerings. The FCC could determine, by its own actions or in response to a third party's filing, that some of our services, termination arrangements, transit or refile arrangement or reports do not or did not comply with FCC policies and rules. As a result, the FCC could order us to terminate noncompliant arrangements, fine us or revoke our authorizations. Any of these actions could have a material adverse effect on our business, operating results and financial condition. Generally, the FCC requires international carriers to obtain authorizations under Section 214 of the Communications Act, prior to acquiring international facilities by purchase or lease, or providing international service to the public. Prior FCC approval is also required to transfer control of a certificated carrier. We must file reports and contracts with the FCC and pay regulatory fees, which are subject to change. The FCC policies and rules discussed below also regulate our operations. Future FCC action may also negatively affect our operations by:


o  Intensifying the competition that we face;

o  Increasing our operating costs;

o  Disrupting our transmission arrangements; or

o  Otherwise requiring us to modify our operations.

          The FCC is encouraging new market entrants by implementing the WTO Agreement and through other actions. The FCC may approve pending mergers which could produce more effective competitors in our market. The FCC may increase regulatory fees by eliminating the exemption for carrier revenues obtained from other carriers for certain fees or through other actions, which could increase our costs of service.

          Various state laws and regulations impose prior certification, notification, registration, tariff and/or other requirements on our intrastate long distance telecommunications operations and our subsidiaries. The vast majority of states require that we and our subsidiaries apply for certification to provide intrastate telecommunications services. In most jurisdictions, we also must file and obtain prior regulatory approval of tariffs for intrastate services. State regulatory authorities can generally condition, modify or revoke certificates of authority or impose fines and other penalties for failure to comply with state laws and regulations.

Customers
---------

          The loss of a major customer could have a material adverse effect on our business. ESS's five largest customers accounted for approximately 80% of its revenues in 2000. A significant customer could be lost for many reasons, including:

o The entrance into the market of significant new competitors with lower rates than us;

o  Transmission quality problems;

o  Changes in U.S. or foreign regulations; or

o Unexpected cost increases as a result of expenses related to installing a network or otherwise.

Failure  To  Integrate  Our ESS  Acquisition  Successfully  May  Prevent Us From
--------------------------------------------------------------------------------
Realizing   Planned   Operating  Gains  And   Efficiencies  And  Otherwise  From
--------------------------------------------------------------------------------
Implementing Our Business Strategy
----------------------------------

Our ability to operate successfully is dependent in part on our ability to integrate the operations of ESS and manage the growth expected to result from the combination of those businesses. Our success will depend on our ability to, among other things:

- retain and assimilate qualified managerial, professional and technical personnel from the acquired business,

- centralize general and administrative support services and information technology platforms, and coordinate and integrate operational, financial and management processes, systems and controls, including the development of effective systems relating to ordering, provisioning and billing for telecommunication services,

- successfully market all of our service and product offerings under a unified ESS brand name, while raising brand awareness among our customers,

-  adopt and maintain uniform standards, control procedures and policies,

- manage growth in our service and product offerings, while avoiding disruption of our existing business, and

-  preserve good relationships with ESS's suppliers, employees and customers.

The expansion of our operations also will depend on our ability to, among other things, assess markets, forecast regulatory trends, identify, finance and complete suitable acquisitions and continue to expand, all in a timely manner, at reasonable cost and on satisfactory terms and conditions. Failure to successfully integrate our recent ESS acquisition or any businesses we may acquire in the future could adversely impact our business strategy and materially adversely effect our results of operations.

General Economic Conditions
---------------------------

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

Control By Single Majority Shareholder
--------------------------------------

          VNA, has been the controlling shareholder of the Company since inception and currently owns approximately 72% of the outstanding shares of Common Stock of the Company. As a result, VNA is able to determine the outcome of all actions that require shareholder approval, including without limitation electing all of the directors of the company, controlling changes in management and controlling mergers or other business combinations.

Potential Issuance Of Additional Shares
---------------------------------------

          The Company is currently authorized to issue up to a total of 50,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. At December 31, 2000, there were 9,903,022 shares of Common Stock outstanding. The Company's Board of Directors is authorized to issue preferred stock in one or more series and to fix the voting powers and the designations, preferences and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may further issue a series of preferred stock in the future that will have preference over the Common Stock with respect to the payment of dividends and proceeds from the Company's liquidation, dissolution or winding up or having voting or conversion rights which could adversely affect the voting power and percentage ownership of the holders of the Common Stock. Also, rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, and the ability of the Board of Directors to issue preferred stock could discourage, delay or prevent a takeover of the Company, thereby preserving control of the Company by the current shareholders. In connection with the acquisition of ESS, the Company has agreed to issue 2,000,000 shares of Common Stock and 1,000,000 shares of Senior Preferred Stock. The Senior Preferred Stock has a designated liquidation value of $7.20 per share, ranks senior to the Common Stock, and has voting rights which allow the holders thereof to vote on the basis of 10 votes per share. The Senior Preferred Stock shall automatically and mandatory converted into 10,000,000 shares of Common Stock upon the approval of such conversion privilege by the shareholders.

Shares Eligible For Future Sale
-------------------------------

          There are approximately 7,098,722 shares of Common Stock outstanding that are held by affiliates and are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). All of such shares are eligible for resale under Rule
144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person (or persons whose shares are aggregated under the terms of Rule 144), including an affiliate of the Company, who has owned restricted shares of Common Stock beneficially for at least one year, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume of the Common Stock during the four calendar weeks preceding the sale, as reported by all national securities exchanges on which the Common Stock is traded and/or the automated quotation system of a registered securities association, or an approved consolidated transaction reporting system. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to the volume limitations described above. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market in the future may cause the market prices for the Common Stock to decline and could impair the Company's ability to raise capital through the sale of its equity securities.

Anti-Takeover Provisions
------------------------

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

Service Of Process In Foreign Countries
---------------------------------------

          Certain of the Company's officers and all of the Company's directors are residents of countries other than the United States, and VNA , the majority shareholder of the Company and the transferor of the Technology, is incorporated and has its principal place of business under the laws of Australia.
Consequently, it might be difficult for investors or the Company to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the Securities Act, or any other U.S. or individual state's laws or regulations. There is also substantially doubt whether an action could be brought in such foreign countries in the first instance on the basis of liability predicated upon such law.

The Price Of Our Common Stock May Be Subject To Wide Fluctuations
-----------------------------------------------------------------

Fluctuations in the price of our common stock may result from factors such as the following, some of which are beyond our control:

-  quarterly variations in our operating results,

- operating results that vary from the expectations of securities analysts and investors,

- changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors,

-  announcements   by  us  or  our   competitors   of   significant   contracts,
   acquisitions, strategic partnerships, joint ventures or capital commitments,

- changes in the status of our intellectual property and other proprietary rights,

- announcements by third parties of significant claims or proceedings against us,

-  changes in law and regulation,

-  future sales of common stock and

-  stock market price and volume fluctuations.

In addition, the stock market in recent years , particularly since March 2000, has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. In particular, software companies in the voice recognition area, including the Company, have seen a significant decline in the market capitalization value of their publicly traded common stock. As a result of these fluctuations, our common stock may continue to experience volatility in price.

Absence Of Dividends
--------------------

          The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 7.  FINANCIAL STATEMENTS

    The Company's financial statements for the fiscal years ended December 31, 2000, and 1999 are included herein and consist of:

    Index to Financial Statements                             F-1
    Independent Auditors' Report                              F-2
    Balance Sheet                                             F-3
    Statements of Operations and Deficit                      F-4
    Consolidated Statement of Stockholders' Equity            F-5-6
    Statements of Cash Flows                                  F-7
    Notes to Financial Statements                             F-8-17

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required herein regarding directors is incorporated herein by reference from the definitive Proxy Statement for Voicenet's 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the caption "Election of Directors". The information required herein regarding executive officers required is set forth in Part I hereof under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference. The information required by this item regarding compliance with
Section 16(a) of the Securities and Exchange Act of 1934 by Voicenet's directors and executive officers, and holders of ten percent of a registered class of Voicenet's equity securities is incorporated herein by reference from the definitive Proxy Statement for Voicenet's 2001 Annual Meeting which is scheduled to be filed on or before May 1, 2001, under the caption "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the definitive Proxy Statement for Voicenet's 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the captions "Director Compensation" and "Executive Compensation".

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference from the definitive Proxy Statement for Voicenet's 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the caption "Voicenet Common Stock Ownership".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the definitive Proxy Statement for Voicenet's 2001 Annual Meeting, which is scheduled to be filed on or before May 1, 2001, under the caption "Executive Compensation - Certain Relationships and Related Transactions."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The exhibits listed below are filed with this Annual Report on Form 10-KSB.

1.1       Placement Agreement (1)

1.2       Form of International Advisory Agreement (2)

1.3       Form of Selected Dealer Agreement (2)

3.1       Certificate  of  Incorporation  of the Voicenet,  Inc.  dated April 2,
          1996.

3.2 Certificate of Amendment to Certificate of Incorporation of Voicenet, Inc. dated September 16, 1996.

3.3       Bylaws of the Company(1)

3.4 Certificate of Amendment to Certificate of Incorporation of Voicenet, Inc. dated March 2, 2000.

3.5 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Voicenet, Inc dated April 13, 2001.

4.1       Form of Common Stock Certificate (1)

4.2       Form of Representatives' Warrant Agreement(1)

4.3       Form of Representatives' Warrant (included in Exhibit 4.2)

4.5       Form of Subscription Agreement (2).

5.1       Opinion of Epstein, Becker & Green, P.C.(2)

5.2       Technology Evaluation of Gorey & Sinclair (2)

10.1      Form of Escrow Agreement for proceeds from sale of Shares.(1)

10.2      Form of Technology Transfer Agreement (1)

10.3      Form of Note and Security Agreement (1)

10.4      Amendment to Technology Transfer Agreement and Security Agreement.(2)

10.5      Employment Agreement between the Company and Frank Carr.(2)

10.6      Management Agreement between the Company and James Sim.(2)

10.7      Advisory   Agreement   between  the  Company   and   Ridgewood   Group
          International.(2)

10.8      Second  Amendment  to  Technology   Transfer  Agreement  and  Security
          Agreement.(2)

10.9 Series A Preferred Stock Purchase Agreement dated as of March 7, 2001 between Unveil Technologies, Inc. and Voicenet, Inc. (3)

10.10 Agreement and Plan of Merger dated as of April 12, 2001 by and among Voicenet, Inc., ESS Holdings, Inc., ESS.Com, LLC, Finger Lakes Technologies, Inc., 5CD+1, Inc., Telecom Holdings of Andover, Inc., Saka International, Inc., Douglas Brough, Shae Spencer Management, LLC, Peter Capriotti, Steven Muoio and Mark Kiley (to be filed by amemdment to this Form 10-KSB).

23.1      Consent of Tanton & Company (1)

23.2      Consent of Epstein Becker & Green, P.C. (2)

24        Power of Attorney (Included at page II-7)(1)


------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-1 filed September 27, 1996 (File No. 333-12979)

(2)  Incorporated  by  reference  to  the   Registrant's   Amendment  No.  1  to
     Registration  Statement  on Form  SB-1  filed  March  12,  1997  (File  No.
     333-12979)

(3)  Filed Herewith.


(b)   Reports on Form 8-K

         The Company filed one report on Form 8-K for the last quarter of year ending December 31, 2000 announcing the resignation of Mr. Frank Carr as Chairman and Chief Executive Officer and the appointment of Mr. Alan Dawson to the position of Chairman and Chief Executive Officer.

                                 VOICENET, INC.
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                        --------

 ndependent Auditors' Report                                                 F-2

Balance sheets as of December 31, 2000 and 1999                              F-3

Statements of operations for the years ended December 31,
   2000 and 1999                                                             F-4

Statements of stockholders' equity for the years ended
   December 31, 2000 and 1999                                          F-5 - F-6

Statements of cash flows for the years ended December 31,
   2000 and 1999                                                             F-7

Notes to financial statements                                         F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Voicenet, Inc.
Waltham, Massachusetts


We have audited the accompanying balance sheet of Voicenet, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Voicenet, Inc. for the year ended December 31, 1998 and the period April 2, 1996 (inception) through December 31, 1998, were audited by other auditors whose report dated April 7, 1999, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding a going concern uncertainty.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voicenet, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                       HORTON & COMPANY, L.LC.




Wayne, New Jersey
March 16, 2001, except for Note 11
   as to which the date is April 16, 2001

                                 VOICENET, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  December 31,
                                                                         ------------------------------
                                                                              2000             1999
                                                                         ------------      ------------
Current assets:
   Cash and equivalents ............................................     $  2,294,215      $  2,916,531
   Licensing fees receivable .......................................           43,169              --
   Note receivable .................................................          149,355              --
   Prepaid expense .................................................           27,450              --
                                                                         ------------      ------------

               Total current assets ................................        2,514,189         2,916,531
                                                                         ------------      ------------

Other assets:
   Technology rights, net ..........................................        3,210,800         3,905,000
   Convertible note receivable .....................................        1,612,000              --
   Security deposits and other .....................................             --              12,891
                                                                         ------------      ------------

               Total other assets ..................................        4,822,800         3,917,891
                                                                         ------------      ------------

               Total assets ........................................     $  7,336,989      $  6,834,422
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................     $     79,413      $    186,753
   Accrued expenses ................................................          221,940              --
                                                                         ------------      ------------

               Total current liabilities ...........................          301,353           186,753
                                                                         ------------      ------------

Long-term debt .....................................................        2,104,675              --
                                                                         ------------      ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,343,022 shares issued, 9,903,022 shares outstanding in 2000
      9,831,022 shares issued, 9,391,022 shares outstanding in 1999           103,430            98,310
   Additional paid-in capital ......................................       10,664,096        10,338,716
   Accumulated deficit .............................................       (5,821,865)       (3,787,157)
   Treasury stock, 440,000 shares, at cost .........................           (2,200)           (2,200)
   Subscription receivable .........................................          (12,500)             --
                                                                         ------------      ------------

               Total stockholders' equity ..........................        4,930,961         6,647,669
                                                                         ------------      ------------

               Total liabilities and stockholders' equity ..........     $  7,336,989      $  6,834,422
                                                                         ============      ============

                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS




                                                                         April 2, 1996
                                                                          (inception)
                                                                            through
                                           Year ended December 31,        December 31,
                                            2000             1999            2000
                                        -----------      -----------      -----------

Revenue ...........................     $    43,169      $     3,400      $    92,069
                                        -----------      -----------      -----------

Costs and expenses:
   Cost of sales ..................            --               --             25,958
   Selling and administrative .....         822,759          328,106        2,368,891
   Stock-based compensation .......            --            266,450        1,756,500
   Amortization ...................         694,200          505,900        1,291,200
   Severance expense ..............         652,000             --            652,000
                                        -----------      -----------      -----------

                                          2,168,959        1,100,456        6,094,549
                                        -----------      -----------      -----------

Operating loss ....................      (2,125,790)      (1,097,056)      (6,002,480)
                                        -----------      -----------      -----------

Other income:
   Interest .......................         132,742           40,682          219,137
   Gain on sale of securities .....            --              3,138            3,138
   Interest expense ...............         (41,660)            --            (41,660)
                                        -----------      -----------      -----------

                                             91,082           43,820          180,615
                                        -----------      -----------      -----------

Net loss ..........................     $(2,034,708)     $(1,053,236)     $(5,821,865)
                                        ===========      ===========      ===========


Loss per share ....................     $     (0.21)     $     (0.14)
                                        ===========      ===========

Weighted average shares outstanding       9,789,085        7,290,575
                                        ===========      ===========


                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 2000 and 1999 and for the period April 2, 1996 (inception) through December 31, 2000

                                                                                                           Accumulated
                                                                                                              other
                                    Common Stock        Additional                   Treasury                 compre-
                                  -----------------       paid-in    Accumulated   ------------- Subscription hensive  Comprehensive
                                    Shares    Amount      capital      deficit     Shares Amount  receivable  loss         loss
                                  ----------  ------    ----------   -----------   ------ ------  ----------  ----     ------------

Initial issuance of shares,
   as retroactively restated
   for subsequent stock splits .  5,000,000   $50,000   $  (24,980)  $      --       --    $ --     $ --    $   --      $      --

Net loss for the period April
   2, 1996 (inception)
   through December 31, 1996 ...       --        --           --            (725)    --      --       --        --             (725)
                                  ---------   -------   ----------   -----------   ------  ------   ------  --------    -----------

Balance, December 31, 1996 .....  5,000,000    50,000      (24,980)         (725)    --      --       --        --      $      (725)
                                                                                                                        ===========

Issuance of shares in
   connection with the
   initial public offering,
   net of offering costs .......    376,500     3,765      970,102          --       --      --       --        --      $      --

Issuance of shares on
   December 30, 1997 ...........     21,600       216       86,184          --       --      --       --        --             --

Conversion of debt to
   common shares ...............  1,125,000    11,250    4,488,750          --       --      --       --        --             --

Net loss for the year ended
   December 31, 1997 ...........       --        --           --        (615,330)    --      --       --        --         (615,330)
                                  ---------   -------   ----------   -----------   ------  ------   ------  --------    -----------

Balance, December 31, 1997 .....  6,523,100    65,231    5,520,056      (616,055)    --      --       --        --      $  (615,330)
                                                                                                                        ===========

Shares issued during 1998 ......      4,200        42       16,758          --       --      --       --        --      $      --

Issuance of shares for
  consulting services ..........    150,000     1,500      598,500          --       --      --       --        --             --

Stock options issued ...........       --        --        916,500          --       --      --       --        --             --

Unrealized loss on securities ..       --        --           --            --       --      --       --     (15,719)       (15,719)

Net loss for the year ended
December 31, 1998 ..............       --        --           --      (2,117,866)    --      --       --        --       (2,117,866)
                                  ---------   -------   ----------   -----------   ------  ------   ------  --------    -----------

Balance, December 31, 1998
(forward)                         6,677,300   $66,773   $7,051,814   $(2,733,921)    --    $ --     $ --    $(15,719)   $(2,133,585)
                                  ---------   -------   ----------   -----------   ------  ------   ------  --------    ===========

                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 2000 and 1999 and for the period April 2, 1996 (inception) through December 31, 2000

                                                                                                           Accumulated
                                                                                                              other
                             Common stock        Additional                   Treasury                       compre-
                         --------------------     paid-in   Accumulated  -------------------   Subscription  hensive   Comprehensive
                          Shares     Amount       capital     deficit     Shares     Amount     receivable     loss        loss
                         ---------  ---------   ----------  -----------  ---------  --------   ------------  --------  -------------

Balance,
  December 31,
  1998 (forward) .....   6,677,300  $ 66,773  $ 7,051,814  $(2,733,921)      --      $  --      $   --      $(15,719)   $      --

Shares issued
  during 1999 ........   3,153,722    31,537    2,968,463         --         --         --          --          --             --

Capital
  contribution .......        --        --         78,439         --         --         --          --          --             --

Stock options
  issued .............        --        --        240,000         --         --         --          --          --             --

Treasury stock
  purchased ..........        --        --           --           --      440,000     (2,200)       --          --             --

Reclassification
  adjustment for
  gains included in
  net loss ...........        --        --           --           --         --         --          --        15,719           --

Net loss for the
   year ended December
   31, 1999 ..........        --        --           --     (1,053,236)      --         --          --          --       (1,053,236)
                        ----------  --------  -----------  -----------   --------    -------    --------    --------    -----------

Balance, December
  31, 1999 ...........   9,831,022    98,310   10,338,716   (3,787,157)   440,000     (2,200)       --          --      $(1,053,236)
                                                                                                                        ===========

Shares issued
  during 2000 ........     512,000     5,120      325,380         --         --         --       (12,500)       --      $      --

Net loss .............        --        --           --     (2,034,708)      --         --          --          --        2,034,708
                        ----------  --------  -----------  -----------   --------    -------    --------    --------    -----------

Balance at
  December 31,
  2000                  10,343,022  $103,430  $10,664,096  $(5,821,865)  (440,000)   $(2,200)   $(12,500)   $   --      $ 2,034,708
                        ==========  ========  ===========  ===========   ========    =======    ========    ========    ===========

                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                                                                                     April 2,1996
                                                                                                     (inception)
                                                                                                       through
                                                                     Years ended December 31,        December 31,
                                                                      2000              1999             2000
                                                                   -----------      -----------      -----------

Net loss .....................................................     $(2,034,708)     $(1,053,236)     $(5,821,865)
                                                                   -----------      -----------      -----------

Adjustments to reconcile net loss to net cash
  used in operating activities:
      Amortization ...........................................         694,200          505,900        1,291,200
      Stock issued for consulting services ...................            --               --            600,000
      Stock-based compensation costs .........................            --            240,000        1,156,500
      Gain on sale of marketable securities ..................            --             (3,138)          (3,138)
      Changes in assets and liabilities:
         (Increase) decrease in licensing fee receivable .....         (43,169)            --            (43,169)
         (Increase) decrease in accounts receivable ..........            --             39,700           (2,200)
         (Increase) decrease in other receivables ............            --              2,600             --
         (Increase) decrease in prepaid expenses .............         (27,450)            --            (27,450)
         (Increase) decrease in security deposits ............          12,891             (416)            --
         (Increase) decrease in deferred compensation expense             --             26,450             --
         Increase (decrease) in accounts payable .............        (107,340)         (30,497)          79,413
         Increase (decrease) in accrued expenses .............         221,940             --            221,940
                                                                   -----------      -----------      -----------

               Total adjustments .............................         751,072          780,599        3,273,096
                                                                   -----------      -----------      -----------

               Net cash used in operating activities .........      (1,283,636)        (272,637)      (2,548,769)
                                                                   -----------      -----------      -----------

Cash flows from investing activities:
   Payments for organization costs ...........................            --               --             (2,000)
   Purchases of investment ...................................            --               --            (27,965)
   Proceeds from sale of investment ..........................            --             31,103           31,103
   Loans advanced ............................................      (1,761,355)            --         (1,761,355)
                                                                   -----------      -----------      -----------

               Net cash provided by (used in) investing ......      (1,761,355)          31,103       (1,760,217)
                                                                   -----------      -----------      -----------
activities

Cash flows from financing activities:
   Proceeds from issuance of stock ...........................         318,000        3,078,440        4,611,181
   Advances from Voicenet (Aust) Ltd. ........................       2,104,675           45,015        2,104,674
   Payments of offering costs ................................            --               --           (112,654)
                                                                                    -----------      -----------

               Net cash provided by financing activities .....       2,422,675        3,123,455        6,603,201
                                                                   -----------      -----------      -----------

               Net increase (decrease) in cash and equivalents        (622,316)       2,881,921        2,294,215

               Cash and equivalents at beginning of period ...       2,916,531           34,610             --
                                                                   -----------      -----------      -----------

               Cash and equivalents at end of period .........     $ 2,294,215      $ 2,916,531      $ 2,294,215
                                                                   ===========      ===========      ===========

                        See notes to financial statements

                                 VOICENET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


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

          History and business activity
          -----------------------------

     Voicenet,  Inc. (the Company), a Delaware corporation,  was incorporated on
     April  2,  1996.  The  Company  was   established  for  the  marketing  and
     distribution of continuous speech and voice recognition systems and of digital audio reporting, transcription, archiving and retrieval systems in North America, Central America and South America. As of December 31, 2000, the Company had commenced operations but has not realized significant revenue from such operations. Therefore, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standard No. 7. The Company is majority-owned, (72%) and (80%) as of December 31, 2000 and 1999, respectively, by Voicenet (Aust) Ltd., ("VNA") an Australian company.

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

          Net loss per share
          ------------------

     Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2000 and 1999. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins, common stock issued at prices below the anticipated public offering price during the twelve-month period prior to the Offering have been included in the calculation as if they were outstanding for the entire period presented.

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

          Concentration of credit risk
          ----------------------------

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and equivalents, licensing fees receivable, note receivable and investment. During 2000 and 1999, the Company routinely maintained cash balances with one New York bank in excess of $100,000 limit which is insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2000 and 1999, the Company's balance was approximately $2,000,000 and $2,800,000, respectively, in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

     Licensing fees receivable represent an unsecured obligation from a single customer located in Chile (Note 10). Note receivable is an unsecured advance receivable from a company in England (Note 3). The investment consists of a 25% ownership interest in the common stock of a software company in Massachusetts (Note 4).

          Fair value of financial instruments
          -----------------------------------

     The Company's financial instruments include cash, licensing fees receivable, note receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has long-term debt which it believes is stated at estimated fair market value.

2.   TECHNOLOGY RIGHTS

     On August 1, 1996 the Company entered into a Technology Sales and Purchase Agreement (the "Technology Agreement") with Voicenet (Aust) Ltd. to acquire certain exclusive rights and ownership with respect to the development, use, marketing, sales and distribution of a continuous computer based digital voice compression, recognition and recording technology. The term of the agreement is for the longer of twenty-five years or the life of any patents and extensions granted under the patent applications. The rights acquired are for territories including North America, Central America and South America. These rights were originally purchased for $4,500,000 in the form of a non-interest bearing promissory note. The note was converted into 562,500 shares of the Company's common stock with a conversion price of $8.00 per share in conjunction with the IPO (see Note 6).

     The technology was deemed to be placed in service in July of 1998, and the Company commenced amortization using the straight-line method over a 25-year period. Effective July 1999, the Company changed the estimated useful life of the technology to 7 years.

     Technology rights are net of accumulated amortization of $1,289,200 and $595,000 at December 31, 2000 and 1999, respectively. Amortization expense for the years ended December 31, 2000 and 1999 was $694,200 and $505,000, respectively.

3.   NOTE RECEIVABLE

     Note receivable represents an unsecured loan to Eastland Medical Systems UK Limited ("Eastland"), a company in the United Kingdom. The loan bears interest at 10% and matures in August 2001. The loan is convertible, at the option of Eastland, into 200,000 shares of Eastland's common stock.

4.   CONVERTIBLE NOTE RECEIVABLE

     Effective December 31, 2000, the Company acquired an unsecured, non-interest bearing convertible note receivable from Unveil Technologies, Inc. ("Unveil") in the amount of $1,612,000. Unveil is a software company located in Waltham, Massachusetts. The note, which was previously owned by VNA was purchased at VNA's cost of $1,612,000.

     Effective March 7, 2001, $1,562,500 of the balance was converted into 2,500,000 shares of Unveil's Series A Convertible Preferred Stock. Each share of preferred stock is convertible into one share of Unveil's common stock at the option of the holder. If converted, the investment would represent 25% of the outstanding common stock of Unveil. In addition, Voicenet was granted options to purchase 246,250 shares of Unveil's common stock.

     The $49,500 balance of the note, which was not converted to stock, constitutes a prepayment of rent to sublease office space from Unveil.

5.   LONG-TERM DEBT

     Long-term debt consists of a note payable to VNA, bearing interest at 9.8%. All principal and interest is payable upon maturity on March 31, 2004. The note is secured by the Company's convertible note receivable from Unveil (Note 4).

6.   STOCKHOLDERS' EQUITY

          Common stock
          ------------

     At inception, the Company authorized 3,000 shares of $.001 par value common stock and issued 1,000 of these shares for $25,000. On September 15, 1996, the Company increased its number of authorized common shares to 10,000,000 and changed the par value of these shares to $.01 per share (see Note 11).

     On September 15, 1996, the board of directors of the Company declared a 2,500-for-1 stock split on its common stock. During March 2000, the Board of Directors authorized a two-for-one split of the Company's common stock effective March 17, 2000. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common stock shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the effect of the stock splits on a retroactive basis.

     Concurrent with the March 2000 stock split described above, the Board of Directors also approved an increase in the number of shares of authorized common stock from 10,000,000 shares to 50,000,000 shares. The par value of the common stock remained unchanged at $.01.

          Preferred stock
          ---------------

     The Company authorized 1,000,000 shares of blank check preferred stock, par value $.01 per share with such designations, powers, preferences, rights, qualifications, limitations and restrictions and in such series as the Board of Directors, subject to the State of Delaware, may determine from time to time (see Note 11).

          Initial public offering
          -----------------------

     During 1997, the Company offered to sell as part of the initial public offering ("IPO") a minimum of 375,000 shares and a maximum of 3,750,000 shares at a public offering price of $4.00 per share. The IPO was completed on November 5, 1997, whereby 1,125,000 shares were issued to Voicenet
     (Aust) Ltd. at a price of $4.00 per share in full satisfaction of the $4.5 million obligation of the Company. A total of 376,500 shares of common stock were sold to the public at $4.00 per share. The net proceeds from the sale of the common stock to the public amounted to $973,867, net of direct related costs of $532,133. On December 30, 1997, the Company sold an additional 21,600 shares of its common stock for $86,400, and during March of 1999, the Company sold an additional 4,200 shares of its common stock for $16,800.

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

7.   WARRANTS AND OPTIONS

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

     In 1998, the Company  adopted a  non-qualified  stock option plan (the 1998
     Plan). An aggregate of 1,200,000 shares of Common Stock were reserved for issuance under the 1998 Plan. The 1998 Plan provides for the granting of either incentive stock options and non-qualified options to purchase shares of the Company's common stock and for other stock-based awards to key employees, officers and directors and to non-employee consultants.

          -----------------------------

     During 1999, the Company granted 1,200,000 options from the 1998 Plan to five individuals who are members of the Company's board or consultants to the Company, to purchase shares of the Company's common stock at an exercise price of $0.50 per share. 200,000 of the options are immediately exercisable on the date of the grant and 1,000,000 are options exercisable on June 15, 2000. The Company recorded $240,000 in compensation expense in 1999 for these options. During 2000, option holders exercised 200,000 options.

     During 2000, the Company granted 1,035,000 options to seven individuals or companies who are members of the Company's board or consultants to the Company, to purchase shares of the Company's common stock at exercise prices ranging from $4.00 to $14.20 per share. The options were exercisable on the date of the grant. Because the exercise price was equal to or in excess of the market value of the Company's stock on the date of the grants, the Company did not record any compensation expense in 2000 for these options.

          Other options and warrants
          --------------------------

     In accordance with SFAS 123, non-employee stock options must be accounted for using the fair market value method. The fair market value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               2000             1999
                                              ------           ------

              Risk-free rate                    6.0%             6.0%
              Volatility factor                 0.50             0.50
              Average life                    1 year           1 year

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 was $0.00 and $0.20, respectively, based upon the calculation using the Black-Scholes option-pricing model.

     Effective December 27, 2000, 100,000 options issued to a consultant at an exercise price of $4.00 per share in 1998, were re-priced to $0.50 per share. Because the market value of the Company's stock was less than the revised exercise price on the date of the re-pricing, there was no additional compensation cost recorded as a result of the re-pricing.

     On March 1, 2001, under the terms of an employment agreement, the Company's Chief Financial Officer and Secretary received warrants to purchase 50,000 shares of the Company's common stock. Such warrants were immediately vested and are exercisable over a five-year period at $0.50 per share. The common stock issued upon the exercise of the warrants shall be registered with the Securities and Exchange Commission on a Form S-8. The warrants contain anti-dilution provisions in the event that the Company consummates a significant business combination.

     The following is a summary of stock option and warrant transactions during the years ended December 31, 2000 and 1999:

                                                                     Weighted
                                                      Number of       average
                                                        Shares    exercise price
                                                      ---------   --------------

         Outstanding at January 1, 1999                 664,500       $ 0.69
         Granted - 1999                               1,200,000         0.50
                                                     ----------        -----

         Outstanding at December 31, 1999             1,864,500         0.57

         Granted - 2000                               1,035,000        13.81
         Exercised                                     (512,000)        0.62
                                                      ---------        -----

         Outstanding at December 31, 2000             2,387,500       $ 6.30
                                                     ==========       ======


8.   RELATED PARTY TRANSACTIONS

          Lease agreement
          ---------------

     Through October 2000, the Company rented its office premises on a month-to-month basis without a formal lease agreement from an officer of the Company. The arrangement was terminated effective October 31, 2000. Rent expense was $43,420 and $32,732 for the years ended December 31, 2000 and 1999, respectively.


9.   INCOME TAXES

     The Company has no taxable income to date; therefore, no provision for income taxes has been made. The minimum state and local franchise taxes have been provided in the accompanying financial statements.

     Deferred tax assets recognized by the Company in connection with net operating loss carryforwards at December 31, 2000 and 1999 were $2,030,000 and $1,330,000, respectively. A valuation allowance is required if, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred asset will not be realized. It was concluded that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 2000 and 1999, due to losses incurred. The valuation allowance increased $700,000 and $350,000 for the years ended December 31, 2000 and 1999, respectively.

     Operating loss carryforwards, which may provide future tax benefits, approximate $5,800,000 and $3,800,000 at December 31, 2000 and 1999,
     respectively. These operating loss carryforwards expire through the year 2020.


10.  COMMITMENTS

          Licensing agreement
          -------------------

     On April 26, 2000, the Company entered into a definitive Sales, Licensing and Marketing Agreement with RimpexChile, S.A. ("Rimpex"). Rimpex is a wholly-owned subsidiary of VNA. Pursuant to the Agreement, Rimpex is granted a 20-year non-exclusive license from Voicenet to market, sell and distribute the Voicenet Products described below and all derivatives and components thereof in the geographic area of South America and Central America (the "Territory") to providers of wireless or land-based telephone service and their end-users.

     The licensed Voicenet products include without limitation: (i) "Voicenet Speechware", an integrated collection of automatic speech recognition ("ASR") tools; (ii) "Voicenet Voice Operating System", a system architecture and platform for creating and accessing e-mails, facsimiles and other digitally stored textual material by wireless and land-based telephone; and (iii) "Voicenet Internet Commander" provides a speech command and control mechanism to access the Internet and dictate URLs for user desired Web site destinations by wireless and land-based telephone.

     The royalty payable to Voicenet under the Agreement is twenty (20%) percent of all gross revenues of the Products in the Territory, which amounts shall be paid in United States dollars on a quarter-annual basis.

     During the year ended December 31, 2000, the Company derived licensing fees of $43,169 from Rimpex.

          Employment and management agreements
          ------------------------------------

     On November 5, 1997, the Company entered into a three-year employment agreement with an officer of the Company whereby the Company will pay a salary of $180,000 per annum plus direct expenses. During 1999, the employment agreement was superseded by a management agreement with Noble Pacific Merchant Capital Ltd. ("Noble") a corporation owned by the same officer of the Company. Under the terms of the agreement, the Company shall pay Noble an annual management fee of $180,000 plus direct expenses. Expense relating to these agreements was $135,000 and $180,000 for the years ended December 31, 2000 and 1999, respectively. In addition, effective October 31, 2000, this agreement was terminated and the Company paid a severance expense of $652,000.

          Management services agreement
          -----------------------------

     Effective November 1, 2000, the Company entered into a management services agreement ("MSA") with Boston Consulting Ltd. ("Boston") a corporation under the control of an officer of the Company. Under the terms of the MSA, which may be terminated without cause as defined in the MSA, Boston is to provide broad based executive management and advisory services, guidance and assistance to the Company for an initial period of three years. At commencement an annual management fee applied, structured on a base of $180,000 with an accompanying bonus incentive aligned to the satisfaction of certain performance criteria as established by the MSA. Under certain circumstances payment of management fees may be made in the form of stock rather than cash. Boston is also entitled to reimbursement for all reasonable and necessary business expenses. Establishment, legal, administrative, travel and compensation expense incurred by the Company under its agreement with Boston were $137,333 for year ended December 31, 2000. In the event that the MSA is terminated by the Company without cause, the Company reserves the right to effect any payment or entitlement due Boston in respect to any remainder of unpaid fees and benefits in the form of stock.


11.  SUBSEQUENT EVENT

     On April 12, 2001, Voicenet executed a definitive Agreement and Plan of Merger (the "Merger Agreement") whereby Voicenet agreed to acquire all of outstanding capital stock from the four corporate entities ("Target Companies") from the unaffiliated shareholders thereof (the "Exchanging Shareholders") that own 100% of the membership interests in ESS ("ESS Common Stock") in exchange for shares of Voicenet Common Stock. The Target Companies will merge into ESS Holdings, Inc., a newly formed Florida corporation which is a wholly-owned subsidiary of Voicenet ("Merger Sub"). The Merger Agreement also called for Voicenet to infuse $500,000 in the form of a bridge loan upon execution of the Merger Agreement.

     Pursuant to the Merger Agreement the Target Companies will be merged with and into Merger Sub and all outstanding shares of the Target Companies' common stock will be converted into the right to receive an aggregate of 2,000,000 shares of Voicenet Common Stock and 1,000,000 of Voicenet preferred stock designated as "Senior Convertible Preferred Stock" ("Senior Preferred Stock"), The Common Stock is being issued to the Exchanging Shareholders at the most recent publicly traded Voicenet common stock market price of $.72 per share as quoted on the AMEX and the Senior Preferred Stock is being issued at the stated liquidation value of $7.20 per share. The Senior Preferred Stock has voting rights on a 10 vote per share basis. The Senior Preferred Stock shall automatically and mandatory converted into 10,000,000 shares of Common Stock upon the approval of such conversion privilege by a vote of Voicenet's shareholders.


          Capitalization
          --------------

     Effective April 16, 2001, the Board of Directors and VNA approved an amendment to the Company's certificate of incorporation, authorizing the issuance of a total of 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of preferred stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VOICENET, INC.


                                               By: /s/ Alan Dawson
                                                   ---------------------
                                               Chief Executive Officer

                                               Date:  April 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

SIGNATURES                          TITLE                        DATE


/s/ Alan Dawson                     Chief Executive Officer      April 12, 2001
----------------------------        Director
Alan Dawson


/s/ Howard Messer                   Chief Financial Officer      April 12, 2001
----------------------------
Howard Messer


/s/ Christopher J. Brown            Director                     April 12, 2001
----------------------------
Christopher J. Brown


----------------------------
John Gilbert                        Director

                                  EXHIBIT INDEX

The exhibits listed below are filed with this Annual Report on Form 10-KSB.

1.1       Placement Agreement (1)

1.2       Form of International Advisory Agreement (2)

1.3       Form of Selected Dealer Agreement (2)

3.1       Certificate  of  Incorporation  of the Voicenet,  Inc.  dated April 2,
          1996.

3.2 Certificate of Amendment to Certificate of Incorporation of Voicenet, Inc. dated September 16, 1996.

3.3       Bylaws of the Company(1)

3.4 Certificate of Amendment to Certificate of Incorporation of Voicenet, Inc. dated March 2, 2000.

3.5 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Voicenet, Inc dated April 13, 2001.

4.1       Form of Common Stock Certificate (1)

4.2       Form of Representatives' Warrant Agreement(1)

4.3       Form of Representatives' Warrant (included in Exhibit 4.2)

4.5       Form of Subscription Agreement (2).

5.1       Opinion of Epstein, Becker & Green, P.C.(2)

5.2       Technology Evaluation of Gorey & Sinclair (2)

10.1      Form of Escrow Agreement for proceeds from sale of Shares.(1)

10.2      Form of Technology Transfer Agreement (1)

10.3      Form of Note and Security Agreement (1)

10.4      Amendment to Technology Transfer Agreement and Security Agreement.(2)

10.5      Employment Agreement between the Company and Frank Carr.(2)

10.6      Management Agreement between the Company and James Sim.(2)

10.7      Advisory   Agreement   between  the  Company   and   Ridgewood   Group
          International.(2)

10.8      Second  Amendment  to  Technology   Transfer  Agreement  and  Security
          Agreement.(2)

10.9 Series A Preferred Stock Purchase Agreement dated as of March 7, 2001 between Unveil Technologies, Inc. and Voicenet, Inc. (3)

10.10 Agreement and Plan of Merger dated as of April 12, 2001 by and among Voicenet, Inc., ESS Holdings, Inc., ESS.Com, LLC, Finger Lakes Technologies, Inc., 5CD+1, Inc., Telecom Holdings of Andover, Inc., Saka International, Inc., Douglas Brough, Shae Spencer Management, LLC, Peter Capriotti, Steven Muoio and Mark Kiley (to be filed by amemdment to this Form 10-KSB).

23.1      Consent of Tanton & Company (1)

23.2      Consent of Epstein Becker & Green, P.C. (2)

24        Power of Attorney (Included at page II-7)(1)


------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-1 filed September 27, 1996 (File No. 333-12979)

(2)  Incorporated  by  reference  to  the   Registrant's   Amendment  No.  1  to
     Registration  Statement  on Form  SB-1  filed  March  12,  1997  (File  No.
     333-12979)

(3)  Filed Herewith.