Form 10KSB/A
period 2000-12-31
VOICENET INC
filed 2001-04-30
CIK 1023745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

As of December 31, 2000:  (a) 9,903,022  Common Shares,  $.01 par value,  of the registrant were outstanding; (b) approximately 2,804,300 Common Shares were held by non-affiliates;  and (c) the aggregate market value of the Common Shares held by non-affiliates  was $2,019,096 based on the last sale price of $.72 per share at April 11, 2001 as reported on the American Stock Exchange, Inc.

                                Explanatory Note
                                ----------------

          This  10-KSB/A is being  filed  primarily  to include the  information required  in Part  III  that  was  earlier  intended  to be  included  with  the
Registrant's  proxy  statement for its next annual  meeting,  and to clarify and update the  information  regarding  the EES Merger set forth in Part I under the caption "Recent  Acquisitions and  Developments."

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

          In the first  quarter of 2001, we were  approached by ESS.com,  LLC, a
Florida  limited  liability  company  ("ESS"),  which is a provider  of operator assisted  calling  services  throughout the United States,  who was aware of our search for a strategic  transaction.  On April 12, 2001, the Company executed an
Agreement and Plan of Merger (the "Merger Agreement") whereby the Company agreed to acquire  all of  outstanding  capital  stock of the four  corporate  entities
("Target Companies") from the unaffiliated shareholders thereof (the "Exchanging
Shareholders")  that own 100% of the  membership  interests  in ESS ("ESS Common
Stock") in exchange for shares of our common stock  ("Voicenet  Common  Stock").
The Target Companies will merge into ESS Holdings,  Inc., a newly formed Florida corporation  which is a wholly-owned  subsidiary of Voicenet ("Merger Sub"). The
Merger  Agreement  also calls for  Voicenet to infuse  $500,000 in the form of a secured bridge loan upon execution of the Merger Agreement.

          At the Board  meeting  on April 12,  2001,  the Board  considered  our current financial condition,  the increased competition in the voice recognition sector,  and the significant  decline in public market  capitalization  value of companies that get a significant part of their revenue from development and sale or licensing of voice recognition  software to third parties for a licensing fee or royalty, such as Nuance Communications,  Inc., Speechworks, Inc., and Lernout
and Hauspie  Speech  Products,  Inc.  The Board also  considered  the  potential benefits  of the  diversification,  the  merger,  including  relevant  business, financial,  legal  and  market  factors.  After  due  deliberation,  subject  to completion of due  diligence of the business and financial  condition of ESS and the Target Companies,  and the receipt by the Board of a "fairness opinion" from an independent  investment  banking firm familiar with the industry in which ESS operates,  the Board  concluded  that the proposed  transaction  was in our best interest and that of our  stockholders  for,  among other things,  the following reasons:

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

          Based on the  foregoing,  at the Board meeting held on April 12, 2001, the Board approved in principle the Merger between the Target Companies, ESS and
ESS Holdings,  Inc., a newly formed Florida corporation which is a subsidiary of
Voicenet,  subject to completion  of a due diligence  review of the business and financial  operations  of ESS and the Target  Companies  and the  receipt by the
Board and the Company of a "fairness  opinion"  from an  independent  investment banking  firm  familiar  with  industry in which ESS  operates.  Pursuant to the
Merger  Agreement the Target  Companies  will be merged with and into our Merger
Sub (the  "Merger") and all  outstanding  shares of Target  Company common stock will be  converted  into the right to  receive  an  aggregate  of  approximately
2,000,000  shares of Voicenet  Common Stock and 1,000,000 of our preferred stock designated as "Senior  Convertible  Preferred Stock" ("Senior Preferred Stock").
The Common Stock is being issued to the Exchanging  Shareholders at the publicly traded common stock market price of $.72 per share as quoted on the AMEX and the
Senior Preferred Stock is being issued at the stated  liquidation value of $7.20 per share.  The Senior  Preferred Stock has voting rights on a 10 vote per share
basis.   Upon  the  approval  of  the  conversion   privilege  by  the  Voicenet
shareholders  in  accordance  with the rules and  regulations  of the AMEX,  the
Senior  Preferred  Stock  shall   automatically  and  mandatorily  convert  into
10,000,000  shares of  common  stock.  Due to  necessary  governmental  and AMEX regulatory  approvals,  the parties are continuing to amend the Merger Agreement to comply with such regulatory requirements. The definitive Merger Agreement, as may be amended and  restated,  will be filed with the  Securities  and  Exchange
Commission in the Company's next periodic report.

          Based strictly upon the market price of the Company's  publicly traded common stock as quoted on the AMEX at April 12, 2001 and the number of shares of the Company's common stock and Preferred Stock to be issued,  the transaction is estimated  to be valued at  approximately  $8,640,000  million,  which  value is subject to performance of certain conditions  subsequent to the execution of the
Merger  Agreement and the "Effective  Time" by ESS and the Company.  Twenty-five
(25%) percent of the Voicenet  shares of common stock and preferred  stock to be delivered to the Exchanging  Shareholders  will be subject to a performance  and indemnification  escrow ("Escrow  Shares") whereby Voicenet shall have the right to a return of the Escrow Shares from the Exchanging  Shareholders  in the event that ESS does not  generate  revenues  on a cash basis of $12 million or greater for the year ended  December  31,  2001 and be  "break-even"  or better  from an income and cash flow basis for the three  fiscal  quarters  ending  December 31,
2001.  To the extent  that ESS is  break-even  and has  revenues  of at least $9 million the  Exchanging  Shareholders  shall be entitled to retain the  Voicenet shares prorata for each $1,000 of revenue above $9 million to $12 million.

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
Intellectual Property
---------------------------------------------------------------------

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

The following tables sets forth information concerning the directors,  executive officers and key employees of the Company:

         (a) The  directors of the Company as of December 31, 2000 are set forth in the following table:

        Name                 Age      Director Since            Position
Alan C. Dawson (3)(5)        49            1999          Director, Chairman and
                                                         Chief Executive Officer
Christopher J.  Brown        43            1998          Director
John Gilbert                 73            2000          Director

ALAN C. DAWSON,  DIRECTOR,  CHAIRMAN AND CHIEF  EXECUTIVE  OFFICER.  Mr.  Dawson
joined the Board of  Directors of the Company in 1999.  He was  appointed to the position of Chairman and Chief  Executive  Officer of Voicenet in November 2000.
He was appointed to the position of President of Voicenet (Aust) Ltd. ("VNA") in
March of 1997 and to the position of Chief  Executive  Officer of VNA in January
1999, a position he held until December 31, 2000. He has extensive experience in management and related disciplines,  having held senior positions in a number of leading Australian companies over the course of some 25 years. A former director of the  Australian  Design  Council,  he has  also  practiced  in the  field  of commercial law for several West Australian legal firms. Mr. Sawson is a graduate of both the  University  of  Western  Australia  and the  Curtin  University  of
Technology  with  Bachelor  degrees  in  both  Business  and in Law and he has a
Masters degree in Business Administration. He is a member of both the Australian
Institute of Management and the Law Society of Western Australia.

CHRISTOPHER J. BROWN, DIRECTOR. Mr. Brown joined the Board of Directors in 1998.
He was appointed Company Secretary of Voicenet (Aust) Ltd. in August of 1995 and
to the Board of  Voicenet  (Aust)  Ltd.  in July of 1997.  Mr.  Brown  currently servies as Chairman of Voicenet (Aust.),  Ltd.. Mr. Brown is also a principal of a leading Australian  accounting firm, William Buck. He has extensive experience in the field of  strategic  planning,  corporate  marketing,  international  tax planning and  technology  transfer.  He received his Masters  degree in Business
Administration  from Curtin  University of Technology in Perth and is, among his
other  pursuits,   currently  completing  doctorate  studies  in  the  field  of intellectual  property and international  technology transfer. He is a member of the Australian Society of CPA's, the Australian

Institute  of  Management  Consultants  and the World  Institute  of  Management
Consultants.Mr. Brown is Chairman of the Voicenet, Inc. Audit Committee.

JOHN GILBERT,  DIRECTOR.  The Rt. Honorable Dr. John Gilbert has been a Director of the Company  since 2000.  He had previously  served as a director of Voicenet from 1996 to 1997 when he resigned to become  Minister of Defense for the United
Kingdom in the administration of Prime Minister Anthony Blair. The Rt. Honorable
Dr. John Gilbert has been a Member of the United Kingdom  Parliament since 1970.
He is the  Senior  Opposition  Member of the  Committee  on  Intelligence  &
Security,  and has been Privy  Councillor since 1978. He is the Chairman of John
Gilbert  &  Associates,  and is a director of Edmund  Nuttal  Limited,  Kyle
Stewart Limited,  the American Heritage Fund, the  International  Jewelers Block
& Fine Arts Insurance Services,  Inc., and A.B.S.  Hovercraft Limited. He is
also an Advisor to Jardine Insurance  Services Ltd. From 1987 to 1992, he served as the Senior Opposition  Member of Select Committee on Trade and Finance.  From
1979 to 1987,  Dr.  Gilbert  served as the  Senior  Opposition  Member of Select
Committee on Defence.

Dr.  Gilbert  received  his  Bachelor of Arts  degree  with honors in  Politics,
Philosophy and Economics from Oxford University in 1951. He received a Doctorate of  Philosophy  from the Graduate  School of Business  Administration,  New York
University,  in 1968.  In 1958,  he was  Qualified  as Chartered  Accountant  in
Canada.  In 1963 he received the  Advanced  Certificate,  American  Institute of
Banking.

Dr. Gilbert is a Member of the  Trilateral  Commission,  the Royal  Institute of
International  Affairs,  the International  Institute for Strategic Studies, the
Institute  for Fiscal  Studies,  the  Council for Arms  Control,  the Centre for
European  Defence  Studies,  the Royal United  Services  Institute,  the British
American Parliamentary Group, and numerous other groups and organizations.

         Each Director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders.

         (b) The  following  table sets forth the name,  position,  age and year first elected for each of the persons  currently serving as an executive officer of  the  Company.  Each  executive  officer  was  elected  to  serve  until  the organization  meeting of the Board  following the Annual Meeting or until his or her earlier death, resignation or removal.

Name                   Office                      Age        Year First Elected
----                   ------                      ---        ------------------

Alan C. Dawson         Chairman and Chief          49                2000
                       Executive Officer

Howard J. Messer       Chief Financial             48                1998
                       Officer and Secretary

A description of Mr. Dawson's business  experience  appears herein under Section
9(a). Set forth below is a description  of the business  experience of the other executive officers of the Company during the last five years.

HOWARD J. MESSER,  CHIEF FINANCIAL OFFICER AND SECRETARY.  Mr. Messer has served as Chief Financial  Officer and Secretary  since 1998. He is a Certified  Public
Accountant in the State of New Jersey.  From March 1994 through 1997, Mr. Messer served  as  Vice  President  of  Finance  of  Compuflex  Systems,  Inc.  and was
instrumental in its  acquisition  and pooling of interests  between it and Intec
Overseas Software Limited.  During that period Compuflex  combined revenues grew at an  annual  rate of 50% per  annum,  Mr.  Messer  assisted  Compuflex  in its arrangement  of debt  financing and in July 1997,  its  acquisition  by a public company in a $12  million  stock  purchase  agreement.  He is a graduate  of the
University of Virginia with a B.S.  Commerce  degree and began his  professional career with Arthur  Andersen  &  Co. Mr.  Messer left Arthur  Andersen as an audit manager.

Except as set forth above,  no director or  executive  officer of the Company is currently  a  director  with  any  other  Company  with a  class  of  securities registered  pursuant  to  Section  12 of  the  Exchange  Act or  subject  to the requirements of Section 15(d) of such act or any investment  company  registered under the Investment Company Act of 1940.

         (c) There are no other employees  considered  significant  employees of the Company.

ELECTION OF DIRECTORS AND OFFICERS; COMMITTEES

The  Company's  bylaws  provide for a Board of Directors  consisting of not less than  three  nor  more  than  nine  members  who  are  elected  annually  by the shareholders.  The officers of the Company are elected by the Board of Directors from time to time.

EMPLOYMENT ARRANGEMENTS

Effective  November 1, 2000,  the Company  entered  into a  management  services agreement ("MSA") with Boston Consulting Ltd. ("Boston") a corporation under the control of Alan Dawson, the Chairamn and Chief Executive Officer of the Company.
Under the terms of the MSA, which may be terminated  without cause as defined in the MSA,  Boston is to provide  broad based  executive  management  and advisory services,  guidance and  assistance  to the Company for an initial term of three years. Under the MSA, Alan Dawson shall serve in the capacity as Chief Executive
Officer of Voicenet for no additional compensation.  An annual management fee is paid,  structured on a base of $180,000  with an  accompanying  bonus  incentive aligned to the  satisfaction of certain  performance  criteria as established by the MSA. Under certain circumstances payment of management

fees may be made in the form of stock rather than cash.  Boston is also entitled to  reimbursement  for all reasonable and necessary  business  expenses.  In the event that the MSA is  terminated  by the  Company  without  cause,  the Company reserves the right to effect any payment or entitlement due Boston in respect to any remainder of unpaid fees and benefits in the form of stock.

         (d) Family Relationships

         No family  relationships  exist  among the  executive  officers  of the company.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

                  In 2000, Directors of the Company received options to purchase
200,000 shares of the Company's Common Stock at a price of $14.20 per share. The directors  also  receive  a  reimbursement  of all of  their  business  expenses incurred in attending Board meetings.

Compensation of Executive Officers

                  The   following   Summary   Compensation   Table   shows   the
compensation paid by the Company for services rendered during fiscal years 2000,
1999 and 1998 to each  person  who  served  as Chief  Executive  Officer  of the
Company at any time. No other  officer's  salary and bonus exceeded  $100,000 in any of the fiscal years ended December 31, 2000, 1999 or 1998.

                                                     SUMMARY COMPENSATION TABLE

                                          Annual Compensation                    Long Term Compensation Awards
                                          -------------------                    -----------------------------
                                                         Other Annual       Restricted                 All Other
Name and                         Salary       Bonus      Compensation       Stock Awards  Options/     Compensation
Principal Position      Year     ($)          ($)        ($)                ($)           SAR's (#)    ($)(3)
------------------      ----     ---------    --------   -----------------  ------------  ----------   ------------

Alan C. Dawson          2000      30,000                  4,000 (4)                       200,000
Chairman and Chief
Executive Officer (1)

Frank Carr              2000     135,000                                                                  652,000
Former Chairman and     1999     180,000
Chief Executive         1998     180,000
Officer (2)

(1)  Mr. Dawson became Chief Executive Officer in November 2000.

(2)  Mr. Carr ceased to serve as Chairman and Chief Executive  Officer effective on October 31, 2000.

(3)  This amount  represents  severance  payments to Mr. Carr in connection with his ceasing to serve as Chairman and Chief Executive Officer.

(4)  This amount represents car allowance paid to Mr. Dawson.

                            Stock Option Grant Table

                  The following table sets forth information regarding stock option grants to the persons named in the Summary Compensation Table during
2000.

                                                    Individual Grants
                          ------------------------------------------------------------------
                          Number of                                                               Potential Realizable
                          Securities          Percent of                                          Value at Assumed Annual
                          Underlying          Options                                             Rates of Stock Price
                          Options Granted     Granted          Exercise Price   Expiration        Appreciation for Option
Name                      (#)                 in 2000          ($/Sh)           Date              Term (1)
----                      ------------------  ------------     ---------------  ------------      -----------------------
                                                                                                  5% ($)         10%($)
                                                                                                  ------         ------

Alan                              200,000(2)       20%                14.20           2005        784,640        1,733,848
Dawson

Frank Carr                        200,000          20%                14.20           2005        784,640        1,733,848

----------

 (1) The values shown assume that the price of the Common Stock will  appreciate at the annual  rates  shown.  These  rates are  arbitrarily  assumed  rates established by the Securities and Exchange  Commission  (the "SEC") and are
     not intended as a forecast of future appreciation. The actual gain, if any, realized by the recipient  will depend upon the actual  performance  of the
     Common Stock.

 (2) These options become exercisable commencing April 1, 2001.

                      Option Exercises and Year-End Values

                  The following  table shows stock options  exercised by persons named in the Summary  Compensation Table in 2000,  including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares  covered  by both  exercisable  and  unexercisable  stock  options  as of
December 31, 2000.  Also  reported  are values for  "in-the-money"  options that represent  the spread  between the  exercise  price of any such  existing  stock options and the year-end price of the Voicenet Common Stock.

                                                              Number of Unexercised           Value of Unexercised
                                                                   Options at                In-the-Money Options at
                                                              December 31, 2000 (#)           December 31, 2000 ($)
                                                            -------------------------       -------------------------
                          Shares
                          Acquired on     Value
Name                      Exercise (#)    Realized ($)   Exercisable     Unexercisable    Exercisable     Unexercisable
----                      -------------   ------------   -----------     -------------    -----------     -------------

Frank Carr                      0               0          960,000         -                 95,000

Alan C. Dawson                  0               0          320,000                           15,000

             Section 16(a) Beneficial Ownership Reporting Compliance

                  Section  16(a) of the  Securities  Exchange  Act of 1934  (the
"Securities  Exchange  Act")  requires  the  Company's  executive  officers  and directors,  and  persons  who own  more  than 10% of a  registered  class of the
Company's equity securities, to file initial reports of beneficial ownership and reports of changes in beneficial  ownership with the SEC. Executive officers and directors are required by SEC  regulations to furnish the Company with copies of all Section 16(a) reports which they file.

                  The Company  prepares  Section  16(a) reports on behalf of its officers and directors based on the information  provided by them.  Based solely on a review of this  information,  copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that,  except for a late filing of a Form 3 by Alan Dawson, in 2000 all  Section  16(a)  filing  requirements  applicable  to its  executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

COMMITTEES OF THE BOARD OF DIRECTORS

                  Voicenet  currently  has one  standing  committee,  the  Audit
Committee.  The Audit  Committee's  responsibilities  include (i)  reviewing the
Company's external and internal audit functions and the adequacy of the internal accounting and financial controls,  (ii) reviewing with the independent auditors their report on the  Company's  financial  statements  and (iii)  reviewing  the professional  services  proposed to be provided by the  independent  auditors to consider the possible effect of such services on their independence.

         During 2000,  the Board of Directors  held five  meetings and the Audit
Committee held one meeting. During 2000, each of the Company's current directors attended 75% or

more of the  aggregate  of the  meetings of the Board and of each  Committee  on which he or she served, held while he or she was a Director.

                       Share Investment Performance Graph

                  In accordance with SEC rules,  set forth below is a line graph comparing the cumulative total stockholder  return on the Company's Common Stock to the total return of the S and P 500 Index and a peer group1 of the  Company's small cap  competitors,  obtained from Value Line,  Inc. for the period of three fiscal years commencing  January 1, 1998 and ending December 31, 2000,  assuming
$100 invested in the Company's Common Stock and in each index on January 1, 1998 and assuming reinvestment of dividends.

                  Notwithstanding  anything to the  contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended,  or the Securities  Exchange Act that might  incorporate  future filings,  including this  Proxy  Statement,  in whole or in part,  the  following  Share  Investment
Performance Graph and the Compensation  Committee Report contained in this Proxy
Statement shall not be incorporated by reference into any such filings.

                  [PERFORMANCE GRAPH.]

                  Comparison of Five-Year  Cumulative Total Return for Voicenet,
Inc.,  Standard  and Poors  Small Cap 600 Index and  Russell  2000  (Performance
Results From 12/31/98through 12/31/00)

                                  Standard and Poors
              VOICENET, INC.        Small Cap 600             Russell 2000
1998             $100.00                $100.00                  $100.00
1999              248.00                 112.00                   121.00
2000               23.07                 125.00                   118.00

*Cumulative total return assumes reinvestment of dividends.

Source:  Standard  and Poors,  Inc.  Factual  material is obtained  from sources believed to be reliable,  but the publisher is not responsible for any errors or omissions contained herein.

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

         (a) As of December 31,  2000,  one person owned of record or were known by the Company to own  beneficially  more than five  percent  (5%) of the Common
Stock outstanding.

         (b) The following  table sets forth certain  information  regarding the beneficial  ownership  (determined  in accordance  with  Securities and Exchange
Commission  Rule 13d-3  Securities  Exchange Act of 1934) of common stock of the
Company as of December 31, 2000, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii)
each of the  Company's  directors;  and (iii) all officers and  directors of the
Company's as a group:

                                          Amount and Nature    Percent of Common
Name                                       of Ownership (1)    Stock Outstanding
----                                       ----------------    -----------------
Voicenet (Aust) Ltd.                           7,098,722               72%
Alan C. Dawson(2)(3)                               2,000                 *
John Gilbert(2)                                   25,000                 *
Christopher J. Brown(3)(4)                             0                 *
Howard J. Messer(5)                                    0                 *
All directors and officers as a group             27,000                 *
    (4 persons)(6)

(1) Unless  otherwise  noted, the Company believes that each person named in the table has sole voting and investment  power with respect to all shares of common stock  beneficially  owned by him or it. Does not reflect 50,000 warrants issued on March 1, 2001  exercisable at $.50 per share for a period ending February 28,
2006.

(2) Excludes 200,000 options issued in 2000 exercisable at $14.20 per share that were not exercisable until April 1, 2001.

(3) Excludes 120,000 options exercisable at $.50 per share expiring December 31,
2004.

(4) Excludes any beneficial  ownership of the shares owned by Voicenet  (Aust.)
Ltd., of which entity Mr. Brown is a director and Chairman of the Board.

(5) Excludes  200,000 shares that were  transferred by Howard Messer to a family trust in 2000 in  which  Howard  Messer  is not a  trustee  or  beneficiary  and disclaims any direct or indirect beneficial  ownership.  Does not reflect 50,000 warrants  issued  on March 1,  2001  exercisable  at $.50 per share for a period ending February 28, 2006.

(6)  Excludes  any options or  warrants  to purchase  shares as set forth in the preceding footnotes.

* Less than 1% of issued and outstanding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as above described herein, there have been no business relationships with directors or nominees for director of the Company since January 1, 2000.

At December 31,  2000,  one officer was indebted to the Company in the amount of
$12,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The exhibits listed below are filed with this Annual Report on Form 10-KSB.

1.1       Placement Agreement (1)

1.2       Form of International Advisory Agreement (2)

1.3       Form of Selected Dealer Agreement (2)

3.1       Certificate  of  Incorporation  of the Voicenet,  Inc.  dated April 2,
          1996. (3)

3.2       Certificate of Amendment to Certificate of  Incorporation of Voicenet,
          Inc. dated September 16, 1996.(3)

3.3       Bylaws of the Company(1)

3.4       Certificate of Amendment to Certificate of  Incorporation of Voicenet,
          Inc. dated March 2, 2000. (3)

3.5       Certificate of Correction  to Certificate of Amendment to  Certificate
          of Incorporation of Voicenet, Inc dated April 13, 2001. (3)

3.6       Certificate of Correction  to Certificate of Amendment to  Certificate
          of Incorporation of Voicenet, Inc dated April 20, 2001. (3)

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

10.6      Management Agreement between the Company and James Sim.(2)

10.7      Advisory   Agreement   between  the  Company   and   Ridgewood   Group
          International.(2)

10.8      Second  Amendment  to  Technology   Transfer  Agreement  and  Security
          Agreement.(2)

10.9      Series A Preferred Stock Purchase  Agreement dated as of March 7, 2001 between Unveil Technologies, Inc. and Voicenet, Inc.(4)

10.10     Agreement  and Plan of Merger  dated as of April 12, 2001 by and among
          Voicenet,  Inc.,  ESS  Holdings,  Inc.,  ESS.Com,  LLC,  Finger  Lakes
          Technologies,  Inc., 5CD+1, Inc.,  Telecom Holdings of Andover,  Inc.,
          Saka  International,  Inc., Douglas Brough,  Shae Spencer  Management,
          LLC, Peter  Capriotti,  Steven Muoio and Mark Kiley (due to continuing amendments, this exhibit shall be filed on the next periodic report of the Registrant, to be filed).

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
     333-12979)

(3)  Filed herewith.

(4)  Incorporated by reference to  the Registrant's Annual Report on Form 10-KSB dated April 16, 2001.

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

                                 VOICENET, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                      ----------

Independent Auditors' Report                                                 F-2

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

                                                     HORTON AND COMPANY, L.LC.

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

6.   STOCKHOLDERS' EQUITY (CONTINUED)

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

          Stock issuance
          --------------

     During  1999,  Voicenet  (Aust)  Ltd.  invested  $3,000,000  in the Company originally  to be in return for  100,000  shares of  convertible  preferred stock.  Under the preferred stock Purchase  Agreement,  the preferred stock was convertible into 3,153,722  shares of the Company's common stock.  Such conversion was to be effected at the weighted  average closing price of the
     Company's  common stock during the 30-day period  preceding the conversion.
     In lieu of issuing  preferred stock at the closing,  the parties elected to directly issue and receive common stock on the same price terms as issuable upon conversion of the preferred stock.  During 1999,  Voicenet (Aust) Ltd.
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

7.   WARRANTS AND OPTIONS (CONTINUED)

          Stock option plan (continued)
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

7.   WARRANTS AND OPTIONS (CONTINUED)

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

9.   INCOME TAXES (CONTINUED)

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

10.  COMMITMENTS (CONTINUED)

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

11.  SUBSEQUENT EVENT (CONTINUED)

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

                                               Date:  April 30, 2001

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has been  signed  below by the  following  persons on behalf of the registrant and in the capacities an on the dates indicated.

SIGNATURES                          TITLE                        DATE

/s/ Alan Dawson                     Chief Executive Officer      April 30, 2001
----------------------------        Director
Alan Dawson

/s/ Howard Messer                   Chief Financial Officer      April 30, 2001
----------------------------
Howard Messer

/s/ Christopher J. Brown            Director                     April 30, 2001
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
          1996.(3)

3.2       Certificate of Amendment to Certificate of  Incorporation of Voicenet,
          Inc. dated September 16, 1996.(3)

3.3       Bylaws of the Company(1)

3.4       Certificate of Amendment to Certificate of  Incorporation of Voicenet,
          Inc. dated March 2, 2000.(7)

3.5       Certificate  of Correction to  Certificate of Amendment to Certificate
          of Incorporation of Voicenet, Inc dated April 13, 2001.(3)

3.6       Certificate of Correction  to Certificate of Amendment to  Certificate
          of Incorporation of Voicenet, Inc dated April 20, 2001. (3)

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