Form 10QSB
period 2001-03-31
VOICENET INC
filed 2001-05-21
CIK 1023745

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                        Commission File Number 333-12979

                                 VOICENET, INC.
          (Exact name of small business issuer as specified in charter)

                                    DELAWARE
         (State of either jurisdiction of incorporation or organization)

                                   13-3896031
                        (IRS Employer Identification No.)

                                 400 5TH AVENUE
                             WALTHAM, MASSACHUSETTS
                    (Address of principal executive offices)

                                  781-890-6798
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

The number of shares of the  registrant's  only class of common stock issued and outstanding, as of May 21, 2001, was 10,023,022

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance sheets as of March 31, 2001 (unaudited) and December 31, 2000 .... 3

         Statements of operations for the three months ended March 31, 2001 and 2000 (unaudited) ..................................................... 4

         Statements of cash flows for the three months ended March 31, 2001

PART II - OTHER INFORMATION

Item 5. Other Information ......................................................... 8

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                         March 31,   December 31,
                                                                        ---------    -----------
                                                                           2001         2000
                                                                         --------    -----------
                                                                       (Unaudited)
Current assets:
   Cash and equivalents ............................................  $  1,533,321   $  2,294,215
   Licensing fees receivable .......................................        43,169         43,169
   Notes receivable ................................................       454,778        149,355
   Prepaid expenses and other current assets .......................        23,725         27,450
                                                                      ------------   ------------

               Total current assets ................................     2,054,993      2,514,189
                                                                      ------------   ------------

Other assets:
   Technology rights ...............................................     3,027,925      3,210,800
   Convertible note receivable .....................................     1,500,550      1,612,000
   Office furniture and equipment ..................................         5,625           --
                                                                      ------------   ------------

               Total other assets ..................................     4,534,100      4,822,800
                                                                      ------------   ------------

               Total assets ........................................  $  6,589,093   $  7,336,989
                                                                      ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................  $     54,098   $     79,413
   Accrued expenses ................................................       209,817        221,940
                                                                      ------------   ------------

               Total current liabilities ...........................       263,915        301,353
                                                                      ------------   ------------

Long-term debt .....................................................     1,975,187      2,104,675
                                                                      ------------   ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,343,022 shares issued, 9,903,022 shares outstanding in 2001
       and 2000 ....................................................       103,430        103,430
   Additional paid-in capital ......................................    10,664,096     10,664,096
   Accumulated deficit .............................................    (6,402,835)    (5,821,865)
   Treasury stock, 440,000 shares, at cost .........................        (2,200)        (2,200)
   Subscription receivable .........................................       (12,500)       (12,500)
                                                                      ------------   ------------

               Total stockholders' equity ..........................     4,349,991      4,930,961
                                                                      ------------   ------------

               Total liabilities and stockholders' equity ..........  $  6,589,093   $  7,336,989
                                                                      ============   ============

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          April 2, 1996
                                                Three-month period ended   (inception)
                                                       March  31,            through
                                               -------------------------     March 31,
                                                   2001          2000          2001
                                               -----------   -----------   -----------

Revenue .....................................  $      --     $      --     $    92,069
                                               -----------   -----------   -----------

Costs and expenses:
   Cost of sales ............................         --            --          25,958
   Selling and administrative ...............      301,210       116,217     2,670,101
   Stock-based compensation .................         --            --       1,756,500
   Amortization .............................      182,875       169,600     1,474,075
   Severance expense ........................         --            --         652,000
                                               -----------   -----------   -----------

                                                   484,085       285,817     6,578,634
                                               -----------   -----------   -----------

Operating loss ..............................     (484,085)     (285,817)   (6,486,565)
                                               -----------   -----------   -----------

Other income (expense):
   Interest .................................       14,565        24,091       233,702
   Gain on sale of securities ...............         --            --           3,138
   Equity in loss of unconsolidated affiliate     (111,450)         --        (111,450)
   Interest expense .........................         --            --         (41,660)
                                               -----------   -----------   -----------

                                                   (96,885)       24,091        83,730
                                               -----------   -----------   -----------

Net loss ....................................  $  (580,970)  $  (261,726)  $(6,402,835)
                                               ===========   ===========   ===========

Loss per share ..............................  $     (0.06)  $     (0.03)
                                               ===========   ===========

Weighted average shares outstanding .........    9,903,022     9,538,714
                                               ===========   ===========

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          April 2, 1996
                                                                                Three-month period ended    (inception)
                                                                                       March  31,             through
                                                                               -------------------------     March 31,
                                                                                   2001          2000          2001
                                                                               -----------   -----------   -----------

Net loss ....................................................................  $  (580,970)  $  (261,726)  $(6,402,835)
                                                                               -----------   -----------   -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Amortization ..........................................................      182,875       169,600     1,474,075
      Stock issued for consulting services ..................................         --            --         600,000
      Stock option compensation costs .......................................         --            --       1,156,500
      Gain on sale of marketable securities .................................         --            --          (3,138)
      Equity in loss of unconsolidated affiliate ............................      111,450          --         111,450
      Changes in assets and liabilities:
         (Increase) decrease in licensing fee receivable ....................      (10,000)         --         (10,000)
         (Increase) decrease in employee advances ...........................         --            --         (43,169)
         (Increase) decrease in accounts receivable .........................         --            --          (2,200)
         (Increase) decrease in prepaid expenses ............................       13,725          --         (13,725)
         Increase (decrease) in accounts payable ............................      (25,316)      (44,999)       54,097
         Increase (decrease) in accrued expenses ............................      (12,123)         --         209,817
                                                                               -----------   -----------   -----------

               Total adjustments ............................................      260,611       124,601     3,533,707
                                                                               -----------   -----------   -----------

               Net cash used in operating activities ........................     (320,359)     (137,125)   (2,869,128)
                                                                               -----------   -----------   -----------

Cash flows from investing activities:
   Capital expenditures for furniture and equipment .........................       (5,625)         --          (5,625)
   Payments for organization costs ..........................................         --            --          (2,000)
   Purchases of investment ..................................................         --            --         (27,965)
   Proceeds from sale of investment .........................................         --            --          31,103
   Loans advanced ...........................................................     (305,423)         --      (2,066,778)
                                                                               -----------   -----------   -----------

               Net cash used in investing activities ........................     (311,048)         --      (2,071,265)
                                                                               -----------   -----------   -----------

Cash flows from financing activities:
   Proceeds from issuance of stock ..........................................         --         238,000     4,611,181
Advances from (repayments to) Voicenet (Aust) Ltd. ..........................     (129,487)         --       1,975,187
   Payments of offering costs ...............................................         --            --        (112,654)
                                                                               -----------   -----------   -----------

               Net cash provided by (used in) financing activities ..........     (129,487)      238,000     6,473,714
                                                                               -----------   -----------   -----------

               Net increase (decrease) in cash and equivalents ..............     (760,894)      100,875     1,533,321

               Cash and equivalents at beginning of period ..................    2,294,215     2,916,531          --
                                                                               -----------   -----------   -----------

               Cash and equivalents at end of period ........................  $ 1,533,321   $ 3,017,406   $ 1,533,321
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
      Certain  information  and footnote  disclosures  normally  included in the financial  statements  prepared  in  accordance  with  generally  accepted accounting  principles  have  been  omitted  pursuant  to such  rules  and
      regulations,   although  management  believes  that  the  disclosures  are adequate to make the information presented not misleading.  The results of operations for the  three-month  periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year.

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

RESULTS OF  OPERATIONS  FOR THE PERIODS  ENDED MARCH 31, 2001;  AS COMPARES WITH
MARCH 31, 2000

Net loss for the  three-month  period  ended  March  31,  2001 was  $580,970  as compared to $261,726 for the three-month period ended March 31, 2000. There were no  revenues  for  the  three-month  period  ended  March  31,  2001  or for the three-month  period  ended March 31,  2000.  Total  general  and  administrative expenses  were  $301,210  for 2001 as compared to $116,217  for the  three-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working  capital of  $2,212,836  as of December 31,  2000,  in comparison to working  capital of $1,791,078 as of March 31, 2001.  The decrease in working capital was primarily due to the advances of funds in anticipation of a proposed  merger (see subsequent  events note) and general and  administrative expenses,  including  costs incurred in connection  with this  acquisition.  The increase in the accumulated deficit is primarily related to continuing operating costs with minimal  operating  and / or  investment  income.  In  addition,  the
Company recognized $111,450 of equity in loss of Unveil  Technologies,  Inc. (an unconsolidated  affiliate)  during the three-month  period ended March 31, 2001.
For the three-month period ended March 31, 2001, the Company's cash requirements were satisfied from the cash reserves in its operating accounts.

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

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As previously  reported in the  Company's  annual report on Form 10-KSB filed on
April 16, 2001, as amended on April 30, 2001 (collectively, the "Annual Report")
under Item 1 in the Section entitled "Recent Developments and Acquisitions", the
Company  was  considering  the  purchase  of an  additional  interest  in Unveil
Technologies,  Inc. ("Unveil"), a Delaware corporation,  in the form of Series B
Convertible  preferred stock of Unveil, which upon conversion into Unveil common stock would represent an additional 15% of Unveil's common stock outstanding. As of the date of this  report,  no  agreement  has been  reached  with Unveil with respect to  purchase  by the  Company of any of the  Unveil  Series B  preferred stock.

However,  as reported in the Annual  Report under the "Recent  Developments  and
Acquisitions" Section, the Company completed the purchase of 2,500,000 shares of
Series A convertible  preferred  stock  effective as of March 7, 2001 for a cash purchase  price of $.625 per share of Series A preferred  stock for an aggregate purchase of  $1,562,500.  In connection  with such  purchase by the Company,  on
March 7, 2001 the  Company  was  issued  2,500,000  shares  of  Unveil  Series A preferred stock having the rights,  designations and preferences as set forth in the Unveil  Amended and Restated  Certificate  of  Incorporation  attached as an exhibit hereto.  The Company also received  certain rights as an investor in the
Series A preferred stock,  including  without  limitation  certain  registration rights,  which are set forth in that Unveil  Registration Rights Agreement dated
March 7, 2001  attached  as an exhibit  hereto,  and under the  Unveil  Series A
Preferred  Stockholders  Agreement  dated  March 7, 2001  attached  as  exhibits
hereto.   The  terms  of  the  Unveil   Amended  and  Restated   Certificate  of
Incorporation,   the  Unveil   Registration  Rights  Agreement  and  the  Unveil
Stockholders  Agreement as described  above are modified in the entirety by such documents which are incorporated by reference herein.

As  indicated  in  the  "Management's   Discussion  and  Analysis  of  Financial
Condition"  Section of the Annual Report and in the Company's  audited financial statements  included therein,  effective December 31, 2000, the Company acquired unsecured  non-interest bearing notes receivable from Unveil ("Unveil Notes") in the aggregate  amount of $1,612,500 from Voicenet  (Aust.),  Ltd., the Company's major  shareholder  ("VNA") at VNA's cost of $1,612,500 along with the rights of
VNA to  acquire  the  Unveil  Series  A  preferred  stock.  These  Unveil  Notes receivable  were  converted  by the Company  and applied to the  purchase of the
Unveil  Series A  Preferred  stock.  The  Company  purchased  the  Unveil  Notes receivable  from VNA by issuing to VNA the Company's VNA Note, as defined below.
Accordingly,  the  Company's  source of the funds for the purchase of the Unveil
Series A preferred  stock was through a loan to the  Company  from its  majority shareholder  VNA.  Section  12 of the  Annual  Report  is  amended  hereby to be entitled "Certain Relationships and Related  Transactions",  and is also amended hereby to reflect that the Company  acquired the Unveil Notes  receivable in the amount of $1,612,500 from VNA and VNA made a loan to the Company  evidenced by a promissory note (the "VNA Note") in the aggregate amount of $2,104,675,  bearing interest at the rate of 9.8% per annum all accruing  until maturity on March 31,
2004. In addition to being used to acquire the Unveil Notes, the proceeds of the
VNA Note also  covered the  investment  in Eastland  Medical  Systems UK Limited
("Eastland")  represented by the Company acquiring from VNA a note receivable by the Company in the amount of $149,555 from Eastland.  The $149,555 Eastland note currently  held by the Company bears interest at 10% per annum and is due August
2001.  The Eastland note is  convertible  at the option of Eastland into 200,000 shares of its common  stock.  Subsequent to March 31, 2001,  the Company  repaid approximately  $128,000  to VNA under the VNA Note and the  current  balance due under the VNA Note is approximately $1,976,675. As security for repayment of the
Note to VNA,  the Company  entered into a pledge  agreement  pledging the Unveil
Series A preferred stock as collateral  until the Note to VNA is repaid.  In the event that the Company  defaults on the Note to VNA, the sole recourse of VNA is to foreclose against the Unveil Series A preferred  shares.  Pursuant to the VNA
Note, upon such foreclosure  against the Unveil Series A preferred  shares,  the
VNA Note from VNA shall be deemed paid and  satisfied in full. A copy of the VNA
Note and Pledge  Agreement are attached as Exhibits  hereto.  The description of the VNA Note and VNA Pledge  Agreement  are  qualified  in the  entirety by such documents which are incorporated by reference herein.

Additionally,  under the same "Recent Developments and Acquisitions"  section of the Annual  Report  describing  the  potential  purchase  by the  Company of the exchanging  shareholders  interests in the four  companies  which own all of the membership  interests  in  ESS.Com,  LLC, a Florida  limited  liability  company
("ESS"),  the  Merger  Agreement  dated as of April  12,  2001 by and  among the
Company,   ESS  Holdings,   Inc.,  ESS.Com,   LLC,  5CD+1,  Inc.,  Finger  lakes
Technologies,  Inc., Saka International,  Inc., and Telecom Holdings of Andover,
Inc. (the "Merger Agreement") provided that it must close no later than

April 30, 2001  provided  that certain  conditions  were to be satisfied by such date including without limitation certain regulatory approvals and completion of due  diligence.  Such  conditions  were not  satisfied by April 30, 2001 and the transactions  contemplated  by the Merger  Agreement did not close by that date.
Moreover,  certain requirements  imposed by regulatory  authorities will require material  changes to the proposed Merger  Agreement and the  consideration to be delivered  between the  parties.  The parties are  attempting  to  negotiate  an amended and restated  Merger  Agreement  which may satisfy  regulatory and other requirements as well as having consideration, terms and conditions acceptable to all parties.  However,  there can be no  assurance  that an amended and restated
Merger  Agreement  will ever be entered into by the parties or, if entered into, that all conditions to closing will be satisfied and the transactions thereafter consummated.  If an amended and restated Merger Agreement is reached, it will be filed by the Company as an exhibit to a Current Report on Form 8-K.

As  described in the Annual  Report,  under the original  Merger  Agreement  the
Company made a loan in the amount of $250,000 to ESS. The loan bears interest at the rate of 6.5% per annum and has a term of 90 days,  unless the  parties  have earlier consummated the Merger Agreement.  The loan is evidenced by a promissory note and is secured by a pledge agreement and guaranty,  wherein the four target companies have pledged an allocable  interest of ESS as collateral  security for the loan repayment.  Additionally, the individual shareholder owners of the four target companies entered into a guaranty agreement  guarantying repayment of the loan.  If the  amended  and  restated  Merger  Agreement  is executed by all the parties,  it is anticipated that an additional loan of $250,000,  for a total of
$500,000,  will be made to ESS on the same terms as the initial  loan. A copy of the $250,000 ESS Note dated March 19, 2001,  Pledge  Agreement  and Guaranty are attached  as Exhibits  hereto.  The above  description  of the initial ESS Note,
Pledge  Agreement  and Guaranty is modified in the entirety by reference to such
ESS Note,  Pledge  Agreement and Guaranty  which are  incorporated  by reference herein.

As reported in the Annual Report under the Section  entitled  "Market for Common
Equity and Related Stockholder Matters",  the stock price tables for the Company for the last two years is  clarified  amended to reflect  that  commencing  July
2000,  the prices  reflect  the high and low  closing  prices for the  Company's publicly traded common stock as quoted on the American Stock Exchange. The cover page to the Annual  Report is amended to reflect that the Company has its common stock , $.01  par  value,  registered  under  Section  12(b)  of the  Securities
Exchange  Act, as amended.  Also,  the cover of the Annual  Report is amended to reflect that the price of the Company's  registered  common stock as reported on the American Stock Exchange on April 12, 2001 was $.72 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following exhibits are attached hereto.

10.11  Amended and Restated Certificate of Incorporation of Unveil Technologies,
       Inc. dated March 5, 2001

10.12  Unveil  Technologies,   Inc.  Series  A  Preferred   Registration  Rights
       Agreement  dated  March  7,  2001  entered  into  by and  between  Unveil
       Technologies, Inc. and the Company.

10.13  Unveil Technologies, Inc. Series A Preferred Stockholders Agreement dated
       March 7, 2001 entered into by and between Unveil  Technologies,  Inc. and the Company.

10.14  Promissory  Note of Voicenet,  Inc.  dated as of December 31, 2000 by the
       Company to the order of Voicenet (Aust.), Ltd.

10.15  Pledge Agreement made by the Company to Voicenet (Aust), Ltd.

10.16  Promissory  Note dated March 19,  2001 in the amount of $250,000  made by
       ESS.Com,  LLC, a Florida limited liability  company,  to the order of the
       Company.

10.17  Pledge  Agreement dated March 19, 2001 by and among 5CD+1,  Inc.,  Finger
       Lakes Technologies, Inc., Saka International,  Inc., and Telecom Holdings
       of Andover, Inc. to the Company.

10.18  Guaranty dated March 19, 2001 made by and among 5CD+1, Inc., Finger Lakes
       Technologies,  Inc., Saka  International,  Inc., and Telecom  Holdings of
       Andover, Inc. to the Company.

(b) REPORTS ON FORM 8-K.

       The Company  had no reports on Form 8-K for the  quarter  ended March 31,
2001.

                                   SIGNATURES

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934, the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

May 21, 2001

                                          VOICENET, INC.

                                          By:   /s/ Howard J. Messer
                                              Name: Howard J. Messer
                                              Title: Chief Financial Officer