Form 10QSB
period 2001-06-30
VOICENET INC
filed 2001-08-20
CIK 1023745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                4 RICKLAND DRIVE
                               RANDOLPH, NJ 07869
                    (Address of principal executive offices)

                                  973-809-9442
                           (Issuer's telephone number)

                        400 5TH AVENUE, WALTHAM, MA 02451
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

The number of shares of the registrant's only class of common stock outstanding, as of August 13, 2001, was 9,903,022.

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

Part I - Financial Information

   Item 1.- Financial Statements

         Balance sheets as of June 30, 2001 (unaudited) and December 31, 2000                                2

         Statement of operations for the six-month periods ended June 30, 2001 and 2000 and for the period from April 2, 1996 (inception) through
         June 30, 2001 (unaudited)                                                                           3

         Statements of operations for the three-month periods ended June 30, 2001
         and 2000 (unaudited)                                                                                4

         Statements of cash flows for the six-month periods ended June 30, 2001 and 2000 and for the period from April 2, 1996 (inception) through
         June 30, 2001 (unaudited)                                                                           5

         Notes to unaudited financial statements                                                             6

   Item 2. -Management's Discussion and Analysis                                                             7

Part II - Other Information

                                     PART I

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                       JUNE 30,               DECEMBER 31,
                                                                                        2001                      2000
                                                                                   ------------               ------------
                                                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                       $    720,699               $  2,294,215
   Licensing fees receivable                                                                 --                     43,169
   Notes receivable, net of allowance in the amount of $100,000
      for 2001                                                                          389,778                    149,355
   Prepaid expenses and other current assets                                             78,335                     27,450
                                                                                   ------------               ------------

               Total current assets                                                   1,188,812                  2,514,189
                                                                                   ------------               ------------

Other assets:
   Technology rights, net of accumulated amortization of $1,654,950
       in 2001 and $1,289,200 and in 2000                                             2,845,050                  3,210,800
   Investment in Unveil Technologies, Inc.                                            1,392,675                  1,612,000
   Office furniture and equipment, net of accumulated depreciation                       12,344                         --
                                                                                   ------------               ------------


               Total other assets                                                     4,250,069                  4,822,800
                                                                                   ------------               ------------

               Total assets                                                        $  5,438,881               $  7,336,989
                                                                                   ============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $    187,345               $     79,413
   Accrued expenses                                                                      71,835                    221,940
                                                                                   ------------               ------------

               Total current liabilities                                                259,180                    301,353
                                                                                   ------------               ------------

Long-term debt                                                                        1,980,410                  2,104,675
                                                                                   ------------               ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,343,022 shares issued, 9,903,022 shares outstanding in 2001
       and 2000                                                                         103,430                    103,430
   Additional paid-in capital                                                        10,664,096                 10,664,096
   Accumulated deficit                                                               (7,553,535)                (5,821,865)
   Treasury stock, 440,000 shares, at cost                                               (2,200)                    (2,200)
   Subscription receivable                                                              (12,500)                   (12,500)
                                                                                   ------------               ------------

               Total stockholders' equity                                             3,199,291                  4,930,961
                                                                                   ------------               ------------

               Total liabilities and stockholders' equity                          $  5,438,881               $  7,336,989
                                                                                   ============               ============

                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    APRIL 2, 1996
                                                                         SIX-MONTH PERIOD ENDED                     (INCEPTION)
                                                                                  JUNE 30,                            THROUGH
                                                                -------------------------------------                  JUNE 30,
                                                                    2001                      2000                      2001
                                                                -----------               -----------               -----------
Revenue                                                         $        --               $        --               $    92,069
                                                                -----------               -----------               -----------

Costs and expenses:
   Cost of sales                                                         --                        --                    25,958
   Selling and administrative                                       948,414                   195,233                 3,317,305
   Stock-based compensation                                              --                        --                 1,756,500
   Depreciation and amortization                                    366,700                   355,000                 1,657,900
   Severance expense                                                173,000                        --                   825,000
                                                                -----------               -----------               -----------


                                                                  1,488,114                   550,233                 7,582,663
                                                                -----------               -----------               -----------

Operating loss                                                   (1,488,114)                 (550,233)               (7,490,594)
                                                                -----------               -----------               -----------

Other income (expense):
   Interest income                                                   24,161                    67,871                   243,298
   Gain on sale of securities                                            --                        --                     3,138
   Equity in loss of unconsolidated affiliate                      (219,325)                       --                  (219,325)
   Interest expense, related party                                  (48,392)                       --                   (90,052)
                                                                -----------               -----------               -----------


                                                                   (243,556)                   67,871                   (62,941)
                                                                -----------               -----------               -----------

Net loss                                                        $(1,731,670)              $  (482,362)              $(7,553,535)
                                                                ===========               ===========               ============


Loss per share                                                  $     (0.18)              $     (0.05)
                                                                ===========               ===========

Weighted average shares outstanding                               9,903,022                 9,860,066
                                                                ===========               ===========






                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    THREE-MONTH PERIOD ENDED
                                                                                          JUNE 30,
                                                                            -------------------------------------
                                                                               2001                      2000
                                                                            -----------               -----------
Revenue                                                                     $        --               $        --
                                                                            -----------               -----------

Costs and expenses:
   Cost of sales                                                                     --                        --
   Selling and administrative                                                   647,204                    79,016
   Stock-based compensation                                                          --                        --
   Amortization                                                                 183,825                   185,400
   Severance expense                                                            173,000                        --
                                                                            -----------               -----------


                                                                              1,004,029                   264,416
                                                                            -----------               -----------

Operating loss                                                               (1,004,029)                 (264,416)
                                                                            -----------               -----------

Other income (expense):
   Interest income                                                                9,596                    43,780
   Gain on sale of securities                                                        --                        --
   Equity in loss of unconsolidated affiliate                                  (107,875)                       --
   Interest expense, related party                                              (48,392)                       --
                                                                            -----------               -----------


                                                                               (146,671)                  43,780
                                                                            -----------               ----------

Net loss                                                                    $(1,150,700)              $ (220,636)
                                                                            ===========               ==========


Loss per share                                                              $     (0.12)              $    (0.02)
                                                                            ===========               ==========

Weighted average shares outstanding                                           9,903,022                 9,821,363
                                                                            ===========               ===========



                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    APRIL 2, 1996
                                                                                  SIX-MONTH PERIOD ENDED             (INCEPTION)
                                                                                          JUNE 30,                     THROUGH
                                                                           -------------------------------------       JUNE 30,
                                                                              2000                       2001           2001
                                                                           -----------               -----------    ------------
Net loss                                                                   $(1,731,670)              $  (482,362)   $(7,553,535)
                                                                           -----------               -----------    ------------

Adjustments to reconcile net loss to net cash used in operating activities:

      Bad debt expense                                                         100,000                        --        100,000
      Depreciation and amortization                                            366,700                   355,000      1,657,900
      Stock issued for consulting services                                          --                        --        600,000
      Stock option compensation costs                                               --                        --      1,156,500
      Gain on sale of marketable securities                                         --                        --         (3,138)
      Equity in loss of related party                                          219,325                        --        219,325
      Changes in assets and liabilities:
         (Increase) decrease in licensing fee receivable                            --                        --        (43,169)
         (Increase) decrease in employee advances                              (15,200)                       --        (15,200)
         (Increase) decrease in accounts receivable                                 --                        --         (2,200)
         (Increase) decrease in prepaid expenses                               (35,685)                     (793)       (63,135)
         Increase (decrease) in accounts payable                               107,931                   (15,240)       187,344
         Increase (decrease) in accrued expenses                              (150,105)                       --         71,835
                                                                           -----------               -----------    -----------

               Total adjustments                                               492,966                   338,967      3,866,062
                                                                           -----------               -----------    -----------

               Net cash used in operating activities                        (1,138,704)                 (143,395)    (3,687,473)
                                                                           -----------               -----------    -----------

Cash flows from investing activities:

   Capital expenditures for furniture and equipment                            (13,294)                       --        (13,294)
   Payments for organization costs                                                  --                        --         (2,000)
   Purchases of investment                                                          --                        --        (27,965)
   Proceeds from sale of investment                                                                           --         31,103
   Loans advanced                                                             (340,423)                       --     (2,101,778)
                                                                           -----------               -----------    -----------


               Net cash used in investing activities                          (353,717)                       --     (2,113,934)
                                                                           -----------               -----------    -----------


Cash flows from financing activities:

   Proceeds from issuance of stock                                                  --                   278,000      4,611,181

   Advances from (repayments to) Voicenet (Aust) Ltd.                          (81,095)                       --      2,023,579
   Payments of offering costs                                                       --                        --       (112,654)
                                                                           -----------               -----------    -----------


               Net cash provided by (used in) financing activities             (81,095)                  278,000      6,522,106
                                                                           -----------               -----------    -----------


               Net increase (decrease) in cash and equivalents              (1,573,516)                  134,605        720,699

               Cash and equivalents at beginning of period                   2,294,215                 2,916,531             --
                                                                           -----------               -----------    -----------


               Cash and equivalents at end of period                       $   720,699               $ 3,051,136    $   720,699
                                                                           ===========               ===========    ===========

                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

1.       BASIS OF PRESENTATION

         The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year.

         These statements should be read in conjunction with the financial statements of Voicenet, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and Form 8-K dated June 5, 2001.

2.       NATURE OF BUSINESS

         Voicenet, Inc. (the "Company"), a Delaware corporation, was incorporated on April 2, 1996. The Company was established for the marketing and distribution of continuous speech and voice recognition systems. The Company has had minimal sales and, has incurred losses since inception. The Company is currently in the developmental stage and has no significant operations to date. The Company is majority owned by Voicenet (Aust.) Ltd. ("VNA") an Australian company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The Company had no revenues from continuing operations through the six months ended June 30, 2001. The Company has incurred losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from professional, marketing and travel expenditures incurred in connection with its capital raising activities and from amortization of intangibles and stock-based compensation. The Company expects to incur operating costs and possible losses there from over the next several years due primarily to costs associated with seeking potential acquisition candidates and to expanded sales and marketing efforts, including the establishment of product sales office, the staffing of such office and other marketing activities and costs to be incurred as they seek potential customers for the Company's products.

There can be no assurance of when and whether the Company will generate revenue or become profitable on a sustained basis, if at all. The timing of revenues, if any, may not match the timing of associated product development and other expenses.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001; AS COMPARED WITH JUNE 30, 2000

Net loss for the six-month period ended June 30, 2001 was $1,731,670 as compared to $482,362 for the six-month period ended June 30, 2000. There were no revenues for the six-month period ended June 30, 2001 or for the six-month period ended June 30, 2000. Total selling and administrative expenses were $948,414 for 2001 as compared to $195,233 for the six-month period ended June 30, 2000. This increase was primarily attributable to approximately $315,000 of costs incurred in connection with a planned merger with ESS Communications, Inc. that was terminated. Additionally, the Company has increased travel and conference expenses of approximately $200,000. These expenses are associated with the Company's ongoing attempts to acquire an operating company in connection with its overall business plan.

As previously reported, the Company's former chief executive officer Mr. Alan Dawson resigned in June 2001. The total severance expense for the six-month period ended June 30, 2001 was $173,000, which consisted of a one-time payment of $98,000 and an agreement to waive repayment of approximately $75,000 of advances made to Mr. Dawson.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,212,836 on December 31, 2000, in comparison to working capital of $929,632 on June 30, 2001. The decrease in working capital was primarily due to the advances of funds in anticipation of a proposed merger and selling and administrative expenses, including costs incurred in connection with the proposed merger. The Company has terminated any negotiations in connection with the merger. The increase in the accumulated deficit is primarily related to continuing operating costs with minimal operating and / or investment income. In addition, the Company recognized $219,325 of equity in the loss of Unveil Technologies, Inc. (an unconsolidated affiliate) during the six-month period ended June 30, 2001. For the six-month period ended June 30, 2001, the Company's cash requirements were satisfied from the cash reserves in its operating accounts.

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for at least the foreseeable future. The Company's management plans on conserving and advancing funds on an as needed basis. In the longer term, the Company will be dependant upon revenues from the operations of its existing and/or other business opportunities. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Reference is made to the Registrant's Current Report on Form 8-K dated June 5, 2001. The Registrant has terminated its merger negotiations with ESS Holdings, Inc., ESS.Com, L.L.C., 5CD+1, Inc., Finger Lakes Technologies, Inc., Saka International, Inc. and Telecom Holdings of Andover, Inc. or any of their related entities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         3(i)(a)           Certificate  of  Incorporation dated September 2, 1996. (1)

         3(i) (b)          Certificate of Amendment to Certificate of  Incorporation dated April 16,
                           1996.  (1)

         3(i)(c)           Certificate of Amendment to Certificate of  Incorporation dated March 2, 2000.
                           (1)

         3(i)(d)           Certificate  of Correction to  Certificate of Amendment to Certificate
                           of Incorporation dated April 13, 2001. (1)

         3(i)(e)           Certificate of Correction  to Certificate of Amendment to Certificate
                           of Incorporation dated April 20, 2001. (1)

         3(ii)(a)          By-laws. (2)

         3(ii)(b)          Amendment to Article III, Section 7 of the By-laws. (4)

         4.1               Form of Common Stock Certificate (2)

         5.1               Technology Evaluation of Gorey & Sinclair  (2)

         10.1              Form of Technology Transfer Agreement (2)

         10.2              Form of Note and Security Agreement (2)

         10.3              Amendment to Technology Transfer Agreement and Security Agreement. (3)

         10.4              Second  Amendment to Technology   Transfer Agreement and Security
                           Agreement. (3)

         10.5              Series A Preferred Stock Purchase Agreement dated as of March 7, 2001 between Unveil Technologies, Inc. and the Registrant. (1)

------------------
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-1 filed September 27, 1996 (File No. 333-12979).

(3) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-1 filed March 12, 1997 (File No. 333-12979).

(4)      Filed herewith.


(B) REPORTS ON FORM 8-K.

The Registrant filed a Current Report on Form 8-K dated June 5, 2001 which reported Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VOICENET, INC.



                            By: /s/ Howard J. Messer
                               ---------------------
                            Name: Howard J. Messer
                            Title: Chief Financial Officer
                            August 20, 2001