Form 10QSB
period 2001-09-30
VOICENET INC
filed 2001-11-20
CIK 1023745

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

                                  973-809-9442
                           (Issuer's telephone number)


   ---------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 9,903,022 shares of common stock on November 19, 2001.

Transitional Small Business Disclosure Format (check one)   Yes    No  X

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part I - Financial Information

   Item 1.- Financial Statements

         Balance sheets as of September 30, 2001 (unaudited) and December 31, 2000           2

         Statement of operations for the nine-month periods ended September 30,
         2001 and 2000 and for the period from April 2, 1996 (inception) through
         September 30, 2001 (unaudited)                                                      3

         Statements of operations for the three-month periods ended September 30, 2001
         and 2000 (unaudited)                                                                4

         Statements of cash flows for the nine-month periods ended September 30,
         2001 and 2000 and for the period from April 2, 1996 (inception) through
         September 30, 2001 (unaudited)                                                      5

         Notes to unaudited financial statements                                             6

   Item 2. -Management's Discussion and Analysis                                             8

Part II - Other Information

   Item 1.  Legal Proceedings                                                                9

   Item 6.  Exhibits and Reports on Form 8-K                                                 9

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           2001                 2000
                                                                           ----                 ----
                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                                           $    232,064         $  2,294,215
   Licensing fees receivable                                                     --               43,169
   Notes receivable, net of allowance in the amount of $350,000
      for 2001                                                              139,778              149,355
   Prepaid expenses and other current assets                                 93,851               27,450
                                                                       ------------         ------------

               Total current assets                                         465,693            2,514,189
                                                                       ------------         ------------

Other assets:
   Technology rights, net of accumulated amortization of
      $1,837,825 in 2001 and $1,289,200 in 2000                           2,662,175            3,210,800
   Investment in Unveil Technologies, Inc.                                       --            1,612,000
   Office furniture and equipment, net of accumulated
     depreciation                                                            11,344                   --
                                                                       ------------         ------------

               Total other assets                                         2,673,519            4,822,800
                                                                       ------------         ------------

               Total assets                                            $  3,139,212         $  7,336,989
                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $     54,764         $     79,413
   Accrued expenses                                                              --              221,940
                                                                       ------------         ------------

               Total current liabilities                                     54,764              301,353
                                                                       ------------         ------------

Long-term debt                                                                   --            2,104,675
                                                                       ------------         ------------

Stockholders' equity:
   Common stock, $.01 par value
      50,000,000 shares authorized
      10,343,022 shares issued, 9,903,022 shares outstanding
        in 2001 and 2000                                                    103,430              103,430
   Additional paid-in capital                                            10,664,096           10,664,096
   Accumulated deficit                                                   (7,668,378)          (5,821,865)
   Treasury stock, 440,000 shares, at cost                                   (2,200)              (2,200)
   Subscription receivable                                                  (12,500)             (12,500)
                                                                       ------------         ------------

               Total stockholders' equity                                 3,084,448            4,930,961
                                                                       ------------         ------------

               Total liabilities and stockholders' equity              $  3,139,212         $  7,336,989
                                                                       ============         ============

                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                 APRIL 2, 1996
                                                                NINE-MONTH PERIOD ENDED           (INCEPTION)
                                                                     SEPTEMBER 30,                  THROUGH
                                                                     -------------                SEPTEMBER 30,
                                                              2001                2000                2001
                                                              ----                ----                ----
Revenue                                                    $        --         $    43,169         $    92,069
                                                           -----------         -----------         -----------

Costs and expenses:
   Cost of sales                                                    --                  --              25,958
   Administrative                                            1,469,904             381,831           3,838,795
   Stock-based compensation                                         --                  --           1,756,500
   Depreciation and amortization                               550,575             524,600           1,841,775
   Severance expense                                           173,000                  --             825,000
                                                           -----------         -----------         -----------

                                                             2,193,479             906,431           8,288,028
                                                           -----------         -----------         -----------

Operating loss                                              (2,193,479)           (863,262)         (8,195,959)
                                                           -----------         -----------         -----------

Other income (expense):
   Unrealized gain on satisfaction of related party
      indebtedness                                             587,735                  --             587,735
   Interest income                                              26,948             100,059             246,085
   Gain on sale of securities                                       --                  --               3,138
   Equity in loss of unconsolidated affiliate                 (219,325)                 --            (219,325)
   Interest expense, related party                             (48,392)                 --             (90,052)
                                                           -----------         -----------         -----------

                                                               346,966             100,059             527,581
                                                           -----------         -----------         -----------

Net loss                                                   $(1,846,513)        $  (763,203)        $(7,668,378)
                                                           ===========         ===========         ===========


Loss per share                                             $     (0.19)        $     (0.08)
                                                           ===========         ===========

Weighted average shares outstanding                          9,903,022           9,750,829
                                                           ===========         ===========


                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                              THREE-MONTH PERIOD ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                              2001                2000
                                                              ----                ----
Revenue                                                    $        --         $    43,169
                                                           -----------         -----------

Costs and expenses:
   Administrative                                              521,490             186,599
   Amortization                                                183,875             169,600
                                                           -----------         -----------

                                                               705,365             356,199
                                                           -----------         -----------

Operating loss                                                (705,365)           (313,030)
                                                           -----------         -----------

Other income (expense):
   Unrealized gain on satisfaction of related party
      indebtedness                                             587,735                  --
   Interest income                                               2,787              32,188
                                                           -----------         -----------

                                                               590,522              32,188
                                                           -----------         -----------

Net loss                                                   $  (114,843)        $  (280,842)
                                                           ===========         ===========


Loss per share                                             $     (0.01)        $     (0.03)
                                                           ===========         ===========

Weighted average shares outstanding                          9,903,022           9,890,815
                                                           ===========         ===========


                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              APRIL 2, 1996
                                                                                                              (INCEPTION)
                                                                          NINE-MONTH PERIOD ENDED               THROUGH
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         2001                2000                2001
                                                                         ----                ----                ----
Net loss                                                              $(1,846,513)        $  (763,203)        $(7,668,378)
                                                                      -----------         -----------         -----------

Adjustments to reconcile net loss to net cash
  used in operating activities:
      Bad debt expense                                                    350,000                  --             350,000
      Depreciation and amortization                                       550,575             524,600           1,841,775
      Stock issued for consulting services                                     --                  --             600,000
      Stock option compensation costs                                          --                  --           1,156,500
      Gain on sale of marketable securities                                    --                  --              (3,138)
      Equity in loss of related party                                     219,325                  --             219,325
      Unrealized gain on satisfaction of related party
         indebtedness                                                    (587,735)                 --            (587,735)
      Changes in assets and liabilities:
         (Increase) decrease in licensing fee receivable                       --             (43,169)            (43,169)
         (Increase) decrease in accounts receivable                            --                  --              (2,200)
         (Increase) decrease in prepaid expenses                          (66,401)            (54,900)            (93,851)
         Increase (decrease) in accounts payable                          (24,650)            (72,581)             54,763
         Increase (decrease) in accrued expenses                         (221,940)                 --                  --
         Increase (decrease) in security deposits                              --                (793)                 --
                                                                      -----------         -----------         -----------

               Total adjustments                                          219,174             353,157           3,492,270
                                                                      -----------         -----------         -----------

               Net cash used in operating activities                   (1,627,339)           (410,046)         (4,176,108)
                                                                      -----------         -----------         -----------

Cash flows from investing activities:
   Capital expenditures for furniture and equipment                       (13,294)                 --             (13,294)
   Payments for organization costs                                             --                  --              (2,000)
   Purchases of investment                                                     --                  --             (27,965)
   Proceeds from sale of investment                                            --                  --              31,103
   Loans advanced                                                        (340,423)                 --          (2,101,778)
                                                                      -----------         -----------         -----------

               Net cash used in investing activities                     (353,717)                 --          (2,113,934)
                                                                      -----------         -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                                             --             318,000           4,611,181
   Advances from (repayments to) Voicenet (Aust) Ltd.                     (81,095)                 --           2,023,579
   Payments of offering costs                                                  --                  --            (112,654)
                                                                      -----------         -----------         -----------

               Net cash provided by (used in) financing activities        (81,095)            318,000           6,522,106
                                                                      -----------         -----------         -----------


               Net increase (decrease) in cash and equivalents         (2,062,151)            (92,046)        $   232,064
                                                                                                              ===========

               Cash and equivalents at beginning of period              2,294,215           2,916,531
                                                                      -----------         -----------

               Cash and equivalents at end of period                  $   232,064         $(2,824,485)
                                                                      ===========         ===========

                        See notes to financial statements

                                 VOICENET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


1.       BASIS OF PRESENTATION

         The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year.

         These statements should be read in conjunction with the financial statements of Voicenet, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and Form 8-K dated September 17, 2001.

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

5.       INVESTMENT IN UNVEIL TECHNOLOGIES, INC.

         The unaudited financial statements of Unveil Technologies, Inc. ("Unveil") as of September 30, 2001 disclosed a working capital deficit of approximately $563,000 and stockholders equity of $3,500. The unaudited results of operations for the nine months ended September 30, 2001 disclosed a net loss of $1,275,000. Accordingly, management has made the determination to reduce the carrying value of its investment in Unveil Technologies, Inc. and related liability to Voicenet (Aust.) Ltd. ("VNA") to zero. Under the terms of the note agreement with VNA, the Company has the right to satisfy indebtedness of $1,980,410 represented by the Company's promissory note issued to VNA by assigning its investment in Unveil to VNA on or before March 31, 2004. In the event that the investment in Unveil can be liquidated for an amount greater than the amounts due to VNA for principal and interest at maturity, the Company will record an additional gain at that time.

         For the quarter ended September 30, 2001, the Company recorded an unrealized gain on satisfaction of related party indebtedness of $587,735, representing the difference between the amount owed to VNA under the promissory note and the carrying value of the Company's investment in Unveil.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The Company had no revenues from continuing operations through the nine months ended September 30, 2001. The Company has incurred losses since its inception in 1996. The Company's losses incurred since inception have resulted principally from professional, marketing and travel expenditures incurred in connection with its capital raising activities and from amortization of intangibles and stock-based compensation. The Company expects to incur operating costs and possible losses there from over the next several years due primarily to costs associated with seeking potential acquisition candidates and to expanded sales and marketing efforts.

There can be no assurance of when and whether the Company will generate revenue or become profitable on a sustained basis, if at all. The timing of revenues, if any, may not match the timing of associated product development and other expenses.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001; AS COMPARED WITH SEPTEMBER 30, 2000

Net loss for the nine-month period ended September 30, 2001 was $1,846,513 as compared to $763,203 for the nine-month period ended September 30, 2000. There were no revenues for the nine-month period ended June 30, 2001 as opposed to $43,169 for the nine-month period ended September 30, 2000. Total administrative expenses were $1,469,904 for 2001 as compared to $381,831 for the nine-month period ended September 30, 2000. This increase was primarily attributable to approximately $315,000 of costs incurred in connection with a planned merger with ESS Communications, Inc. that was terminated. Additionally, the Company has increased travel and conference expenses of approximately $200,000 and has reserved $350,000 for bad debts on loans receivable. These expenses are associated with the Company's ongoing attempts to acquire an operating company in connection with its overall business plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,212,836 as of December 31, 2000, in comparison to working capital of $410,929 as of September 30, 2001. The decrease in working capital was primarily due to the advances of funds in anticipation of a proposed merger and administrative expenses, including costs incurred in connection with this acquisition. The increase in the accumulated deficit is primarily related to continuing operating costs with minimal operating and / or investment income. For the nine-month period ended September 30, 2001, the Company's cash requirements were satisfied from the cash reserves in its operating accounts.

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's ability to continue as a going concern is dependent on its additional advances from its majority stockholder, the obtaining of additional financing on terms that are satisfactory to the Company, and ultimately, upon achieving profitable operations though its business or a merger candidate. The Company has not received any commitment from its majority stockholder or others for advances and there can be no assurance that the Company will be able to secure additional funds on terms acceptable to the Company or at all.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 23, 2001, the Registrant brought an action against ESS.com, L.L.C. ("ESS") in the United States District Court for the District of Connecticut. The Registrant's action seeks to recover $250,000 as well as accrued interest and costs, including attorney's fees, in connection with a loan made by the Registrant to ESS and a Promissory Note issued by ESS to the Registrant in the principal amount of $250,000. In October 2001, ESS denied the substantive allegations of the Registrant's Complaint and asserted counterclaims against the Registrant for fraudulent misrepresentation and non-disclosure, negligent representation and non-disclosure, breach of implied covenant of good faith and fair dealing and breach of contract. ESS has alleged that it has incurred actual damages in excess of $1,500,000 and seeks to recover an amount to be proven at trial plus interest, costs and other relief. The Registrant believes that ESS's counterclaims are without merit and intends to vigorously defend such claims and to pursue its action against ESS. Because the action depends upon numerous facts and circumstances, which must be proven at trial, there can be no assurance of the eventual outcome of the action. In the event that the Registrant is successful in receiving a judgment against ESS, there can be no assurance that the Registrant will be able to collect any meaningful amount in connection with such judgment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         3(i)(a)           Certificate of Incorporation dated September 2, 1996. (1)

         3(i)(b)           Certificate of Amendment to Certificate of Incorporation dated April 16, 1996.  (1)

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

         10.1              Form of Technology Transfer Agreement (2)

         10.3              Form of Note and Security Agreement (2)

         10.4              Amendment to Technology Transfer Agreement and Security Agreement. (3)

         10.8              Second Amendment to Technology Transfer Agreement and Security
                           Agreement. (3)

         10.9              Series A Preferred Stock Purchase Agreement dated as of March 7, 2001 between Unveil Technologies, Inc. and the Registrant. (1)

         10.10             Sales, Licensing, And Marketing Agreement as of April 26, 2000 by and among the Registrant,
                           Voicenet (Aust.), Ltd., And RimpexChile, S.A. (5)

    (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001.

    (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-1 filed September 27, 1996 (File No. 333-12979).

    (3) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form SB-1 filed March 12, 1997 (File No. 333-12979).

    (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

    (5) Incorporated by reference to the Registrant's Current Report on Form 8-K for the quarterly period ended May 16, 2001.


(b)      Reports On Form 8-K.

The Registrant filed a Current Report on Form 8-K dated September 10, 2001 which reported Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 VOICENET, INC.



                                    By: /s/ Howard J. Messer
                                    Name: Howard J. Messer
                                    Title: Chief Financial Officer
                                    November 19, 2001